Form 10-K
period 2020-12-31
Spartan Acquisition Corp. II
filed 2021-03-11
CIK 1821850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-39739

Spartan Acquisition Corp. II

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2599566
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9 West 57th Street, 43rd Floor New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 515-3200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one warrant	SPRQ U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	SPRQ	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50 per share	SPRQ WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units, each consisting of one share of Class A common stock and one-half of one warrant, began trading on the New York Stock Exchange on November 25, 2020. Commencing January 15, 2021, holders of the units were permitted to elect to separately trade the shares of Class A common stock and warrants included in the units. On December 31, 2020, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $372,600,000 based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant’s common stock of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 3, 2021, 34,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 8,625,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Spartan Acquisition Corp. II, a blank check company incorporated on August 17, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Spartan Acquisition Sponsor II LLC, a Delaware limited liability company. References to “Apollo” are to Apollo Global Management, Inc. (NYSE: APO), a Delaware corporation, and its consolidated subsidiaries. References to “Apollo Funds” are to private equity, credit and real assets funds (including parallel funds and alternative investment vehicles), partnerships, accounts (including strategic investment accounts), alternative asset companies and other entities for which Apollo provides investment management or advisory services, including Apollo Natural Resources Partners III, L.P., a Delaware limited partnership (“ANRP III”). References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refer to our initial public offering, which closed on November 30, 2020 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering. References to “public stockholders” are to the holders of our public shares.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our being a company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance;

●	risks and uncertainties related to the renewable energy, energy storage, mobility, advanced fuels, and carbon mitigation sectors; or

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on August 17, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

In August 2020, 11,500,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.002 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (the “Public Offering”). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. In October 2020, our Sponsor transferred 50,000 founder shares to each of our two independent directors at their original purchase price. In November 2020, our Sponsor returned to us at no cost an aggregate of 4,312,500 founder shares, which we cancelled. In November 2020, we effected a dividend on our founder shares, which was waived by the company’s independent directors, and resulted in our Sponsor owning 8,525,000 founder shares. The holders of our Founder Shares prior to our Public Offering are referred to herein as our “initial stockholders.”

On the Closing Date, we consummated the Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $345,000,000. Each Unit consists of one share of our Class A common stock and one-half of one warrant. Each whole warrant (a “public warrant”) entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The public warrants will become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of the Public Offering, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

On November 30, 2020, simultaneously with the consummation of the Public Offering, we completed the private sale of 9,900,000 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per warrant to our Sponsor, generating gross proceeds to us of approximately $9,900,000. Each Private Placement Warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Approximately $345,000,000 of the net proceeds from the Public Offering and the private placement with the Sponsor has been deposited in a trust account established for the benefit of our public stockholders (the “Trust Account”).

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $345,000,000 and $9,900,000, respectively, for an aggregate of $354,900,000. $345,000,000 of the gross proceeds were deposited into the Trust Account. The $345,000,000 of net proceeds held in the Trust Account includes $12,075,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the Public Offering upon completion of our initial business combination. Of the gross proceeds from the Public Offering and the sale of the Private Placement Warrants that were not deposited in the Trust Account, $6,900,000 was used to pay underwriting discounts and commissions in the Public Offering, approximately $235,000 was used to repay loans and advances from an affiliate of our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The shares of our Class B common stock that we issued prior to the Closing Date will automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of the initial business combination, the ratio at which the shares of our Class B common stock will convert into shares of our Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of our Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all issued and outstanding shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination).

On January 15, 2021, we announced that, commencing January 15, 2021, holders of the Units sold in our Public Offering may elect to separately trade the shares of Class A common stock and public warrants included in the Units. The shares of Class A common stock and public warrants that are separated will trade on the New York Stock Exchange (“NYSE”) under the symbols “SPRQ” and “SPRQ WS,” respectively. Those units not separated will continue to trade on the NYSE under the symbol “SPRQ U.”

Proposed Business Combination

On January 23, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with SL Invest I Inc., a Delaware corporation and wholly owned subsidiary of the Company (“MergerCo1”), SL Invest II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“MergerCo2”), SL Financial Investor I LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Holdings I”), SL Financial Investor II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Holdings II”), SL Financial Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Spartan Sub”), SL Financial LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“OpCo Merger Sub” and collectively with MergerCo1, MergerCo2, Holdings I, Holdings II and the Company , the “Spartan Subsidiaries”), Sunlight Financial LLC, a Delaware limited liability company (“Sunlight”), FTV-Sunlight, Inc., a Delaware corporation (“FTV Blocker”) and Tiger Co-Invest B Sunlight Blocker, LLC, a Delaware limited liability company (“Tiger Blocker,” and collectively with FTV Blocker, the “Blockers”). Subject to the satisfaction or waiver of the conditions to closing of the transactions contemplated by the Business Combination Agreement (the “Transactions”), the Transactions will effect a business combination between us and Sunlight. Following the closing of the Transactions (the “Closing”), the combined company will be organized in an “Up-C” structure, meaning that all of the material assets of the combined company will be held by Sunlight, and Spartan’s only material assets will be its equity interests in Sunlight.

The Boards of Directors of each of the Company (acting following consultation with a duly formed transaction committee) and Sunlight have unanimously approved the Transaction. The Transaction will require the approval of the stockholders of the Company and equityholders of Sunlight, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the transaction, satisfaction of the conditions stated in the definitive agreement and other customary closing conditions. The transaction is expected to close in the second quarter of 2021.

Sunlight Support Agreement

In connection with the entry into the Business Combination Agreement, on January 23, 2021, certain members of Sunlight whose approval is sufficient to approve and adopt the Business Combination Agreement and the Transactions on behalf of Sunlight’s members (the “Requisite Sunlight Members”), entered into a support agreement, pursuant to which, among other things, the Requisite Sunlight Members agreed to execute and deliver a written consent approving the Business Combination Agreement and the Transactions within two business days after the effectiveness of the Registration Statement and to vote in favor of the approval and adoption of the Business Combination Agreement and the Transactions.

Founders Stock Agreement

In connection with the entry into the Business Combination Agreement, but effective as of the closing of the Transactions, we and our initial stockholders entered into a Founders Stock Agreement (the “Founders Stock Agreement”), pursuant to which, among other things, subject to and effective immediately prior to the closing of the Transactions, the Sponsor agreed to surrender up to 25% of the Class B common stock held by the Sponsor (at a 1:4 ratio to the percentage, if any, of redemptions by holders of Class A common stock); provided that no such surrender shall occur unless more than 5% of the outstanding shares of Class A common stock are actually redeemed by us.

Amendment to Letter Agreement

In connection with the execution of the Business Combination Agreement, on January 23, 2021, the Company, the Sponsor and certain other members of our board of directors and/or management team (the “Insiders”) entered into an amendment (the “Letter Agreement Amendment”) to that certain Letter Agreement (the “Existing Letter Agreement”) dated as of November 24, 2020, by and among the Company, our Sponsor and the Insiders, pursuant to which the Sponsor and each Insider will agree, effective as of the closing and subject to certain exceptions, to modify the lock-up restrictions set forth in the Existing Letter Agreement as follows:

(i) 80% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination (as defined in the Existing Letter Agreement)) held by it, him or her will be restricted from Transfer (as defined in the Letter Agreement Amendment) until the one-year anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common A Common Stock and Class B common stock for cash, securities or other property; and

(ii) 20% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination) held by it, him or her will be restricted from Transfer until the six-month anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period ending at least 90 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common A Common Stock and Class B common stock for cash, securities or other property.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on January 23, 2021, we entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, an aggregate of 25,000,000 shares of Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $250,000,000, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the closing.

Pursuant to the Subscription Agreements, we agreed that, within 30 calendar days after the consummation of the Transactions, we will file with the SEC (at our sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and we will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

Our Company

Our Sponsor is an affiliate of a private investment fund managed by Apollo. Apollo is led by its Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for over 34 years and who remain involved in Apollo’s strategic leadership, as well as Scott Kleinman and Jim Zelter, Co-Presidents of Apollo Global Management, Inc. who share oversight for all of Apollo’s revenue-generating and investing businesses. Together they lead a team of over 1,700 employees across offices in New York, Los Angeles, San Diego, Houston, Bethesda, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai and Tokyo, among other locations throughout the world (as of December 31, 2020). Apollo’s team possesses a broad range of transaction, financial, managerial and investment skills. Apollo operates its businesses in an integrated manner, which we believe distinguishes Apollo from other alternative asset managers. Apollo’s investment professionals frequently collaborate and share information across disciplines including market insight, management, banking and consultant contacts as well as potential investment opportunities. This collaboration contributes to Apollo’s library of industry knowledge and we believe enables Apollo managed funds to invest successfully across a company’s capital structure.

From 2001 through December 31, 2020, Apollo Funds have invested or committed to invest approximately $13.9 billion across 46 natural resources-related opportunities, producing an attractive rate of return. Apollo has extensive experience investing across a variety of commodity price cycles and a track record of identifying high-quality assets, businesses and management teams with significant resources, capital and optimization potential.

Apollo recognizes the importance of ESG issues, and has a long history of taking these issues into account. Apollo believes responsible investment considers how ESG issues impact the firm, the funds it manages and their portfolio companies, the communities in which it and they operate, and the world at large. As one of the world’s largest alternative investment managers, Apollo believes that consideration of ESG issues is essential to companies’ success, by enhancing their ability to manage risks and by identifying areas for cost savings and for growth. Apollo’s ESG program rests on three pillars: thorough ESG diligence; meaningful and tailored engagement with companies post-acquisition; and a commitment to transparency and periodic reporting of qualitative and quantitative ESG information. Apollo believes the processes underlying these three pillars better position company management teams and investment professionals to improve performance on ESG issues. Apollo has endorsed the American Investment Council’s Guidelines for Responsible Investing, and in 2020, Apollo adopted a comprehensive Responsible Investing and ESG Policy with specific policies for each asset class. Apollo also built upon its existing governance infrastructure: firm-wide decisions on ESG issues are now made at the most senior level, led by a steering committee chaired by its Global Head of ESG that includes certain members of Apollo’s senior management. This committee draws on recommendations from crossfunctional teams of Apollo professionals across its credit, private equity, and real assets businesses.

An affiliate of Apollo sponsored Spartan Energy Acquisition Corp. (“Spartan I”), a special purpose acquisition company that completed its initial public offering in August 2018, in which it sold 55,200,000 units, each consisting of one share of Class A common stock and one-third of one warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock, for an offering price of $10.00 per unit, generating gross proceeds of $552 million. In July 2020, Spartan I announced its initial business combination with Fisker, which is building a technology-enabled, asset-light automotive business model that it believes has the potential to be among the first of its kind and aligned with the future state of the automotive industry. The transaction closed on October 29, 2020 and the combined entity is listed on the NYSE. We believe that we will benefit from the valuable experience gained by our management team during the launch and operation of Spartan I, including the process of evaluating numerous target companies and industry sectors, selecting Fisker as its business combination partner and negotiating the terms of the business combination agreement and all of the related financing transactions.

Past performance of Apollo, ANRP III, Spartan I and our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of Apollo’s, ANRP III’s, our management’s or Spartan I’s performance as indicative of our future performance. An investment in us is not an investment in Apollo Funds.

In addition, Apollo or its affiliates and/or the Apollo Funds may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams.

Human Capital Management

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Periodic Reporting and Financial Information

We have registered our Units, Class A common stock and public warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to stockholders. These financial statements may be required to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), or reconciled to, GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

I. Risks relating to a Special Purpose Acquisition Company and our Securities:

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results, and we did not commence operations until obtaining funding through our Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of our outstanding shares of common stock. Our initial stockholders and management team also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 12,937,500, or 37.5%, of the 34,500,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of (i) the number of shares of our Class A common stock underlying the warrants, and (ii) the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the average reported last sale price of our Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Public Offering, our initial stockholders and their permitted transferees can demand that we register the Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. Assuming the founder shares convert on a one for one basis and no warrants are issued upon conversion of working capital loans, an aggregate of up to 8,625,000 shares of Class A common stock and up to 9,900,000 warrants are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants, holders of working capital loans or their respective permitted transferees are registered.

If you exercise your warrants on a “cashless” basis, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the warrants may be required or permitted to be made on a cashless basis. First, if our shares of Class A common stock are at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of redeemable warrants who exercise their redeemable warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such circumstances, each holder would exchange a number of warrants for a number of shares of Class A common stock equal to the number of warrants exchanged multiplied by the lesser of (A) the quotient obtained by dividing (x) the product of (i) the number of shares of our Class A common stock underlying the warrants, and (ii) the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares of Class A common stock per whole warrant (subject to adjustment). The “fair market value” of our Class A common stock as used in this paragraph shall mean the average reported last sale price of our Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Second, if we call our redeemable warrants for redemption for cash when the price per share of Class A common stock equals or exceeds $10.00, holders who exercise their warrants will receive that number of shares set forth in the table as described under “Note 6—Stockholders’ Equity—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 17,250,000 shares of Class A common stock as part of the units offered in our Public Offering and, simultaneously with the closing of our Public Offering, we issued in a private placement an aggregate of 9,900,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met.

If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the last reported sale price per share of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrantholders, and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Please see “Note 6—Stockholders’ Equity—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us (except as described below under “Note 6—Stockholders’ Equity—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by our Sponsor or its permitted transferees.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in some other blank check company offerings, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than in some other blank check companies. For example, historically, the exercise price of a warrant was often a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustments as provided herein. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval of a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering), unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement, that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

If we seek stockholder approval of our initial business combination, our initial stockholders, Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our initial stockholders, Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering), or (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our Public Offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our Public Offering (or 27th month from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering) in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 undesignated shares of preferred stock, par value $0.0001 per share. There are 215,500,000 and 8,625,000 authorized but unissued Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account Class A common stock reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of Class B common stock. Our Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding. Our Class B common stock is convertible into Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our Public Offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Unlike some other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities convertible or exercisable for shares of Class A common stock are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the sum of our shares of common stock outstanding upon completion of our Public Offering plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Public Offering, we may choose to incur substantial debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

In addition, Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If Apollo or any of its affiliates or the Apollo Funds provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement our Sponsor has agreed that it is liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

We may not be able to complete our initial business combination within the 24 months after the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

II. Risks Relating to our Search for, Consummation of, or Inability to Consummate a Business Combination and Post-Business Combination Risks:

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the energy value chain, with a particular focus on opportunities aligned with energy transition and sustainability themes, we may complete a business combination with an operating company in any industry or sector. However, under our amended and restated certificate of incorporation, we are not permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Because we intend to seek a business combination with a target business or businesses in the energy value chain, we expect our future operations to be subject to risks associated with this industry.

We are focusing our search for a target business in the energy value chain, with a particular focus on opportunities aligned with energy transition and sustainability themes. Specifically, we intend to focus on opportunities across the renewable energy, energy storage, mobility, advanced fuels, and carbon mitigation sectors, as well as other adjacent services, industrials, and technologies, while remaining opportunistic across the energy value chain, including select opportunities within the traditional power generation and energy production verticals. Accordingly, we may pursue a target business in these sectors or any other sector within the energy value chain. However, risks inherent in investments in the energy value chain include, but are not limited to, the following:

●	Volatility of commodity prices;

●	Price and availability of alternative fuels;

●	Competitive pressures in the utility industry, primarily in wholesale markets, as a result of consumer demand, technological advances, greater availability of natural gas and other factors;

●	Denial or delay of receiving requisite regulatory approvals and/or permits;

●	Significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations;

●	The speculative nature of and high degree of risk involved in investments in the energy value chain;

●	Availability of key inputs, such as strategic consumables, raw materials and necessary equipment;

●	The supply of and demand for necessary services and equipment in the United States and internationally;

●	Available transportation, storage and other transportation capacity;

●	Changes in global supply and demand and prices for commodities;

●	Impact of energy conservation efforts;

●	Technological advances affecting energy production and consumption;

●	Overall domestic and global economic conditions;

●	Availability of, and potential disputes with, independent contractors;

●	Natural disasters, terrorist acts and similar dislocations; and

●	Value of U.S. dollar relative to the currencies of other countries.

We may seek acquisition opportunities in industries or sectors outside of the energy value chain (which industries may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying business combination candidates in the energy value chain, with a particular focus on opportunities aligned with energy transition and sustainability themes, we will consider a business combination outside of the energy value chain if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the energy value chain after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the energy value chain, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the energy value chain would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

If the net proceeds of our Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, or 27 months, if applicable, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 24 months, or 27 months, if applicable, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least the next 24 months, or 27 months, if applicable; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of our Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, or 27 months, if applicable, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our Public Offering and the sale of the private placement warrants, only approximately $2,000,000 was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

The requirement that we complete our initial business combination within 24 months after the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We are not required to obtain an opinion from an independent investment banking firm or from an independent registered public accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent registered public accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our Public Offering and the sale of the private placement warrants, up to $347 million is available to complete our business combination and pay related fees and expenses (which includes $12.1 million for payment of deferred underwriting discounts and commissions). Of the up to $347.0 million, $2.0 million will be held outside the trust account for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has adversely affected, in the case of COVID-19, and could adversely affect, in the case of future outbreaks of infectious diseases, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in non-U.S. regions fluctuates and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations, and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, including complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrantholders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to stockholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrantholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrantholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of our Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrantholders may not support.

In order to effectuate a business combination, we may amend various provisions of our charter and governing instruments, including the warrant agreement, the underwriting agreement relating to our Public Offering, the letter agreement among us and our Sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Except in relation to the charter, any such amendments would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to effectuate our initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

III. Risks relating to Apollo, our Sponsor and Management Team:

Past performance by Apollo, ANRP III, other Apollo Funds, our management team or Spartan Energy Acquisition Corp. may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, Apollo, ANRP III, other Apollo Funds, our management team and Spartan Energy Acquisition Corp. is presented for informational purposes only. Past performance by Apollo, ANRP III, other Apollo Funds, our management team, or Spartan Energy Acquisition Corp. is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of Apollo, ANRP III, other Apollo Funds, our management team or Spartan Energy Acquisition Corp.’s performance as indicative of our future performance or of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Since only holders of our founder shares have the right to vote on the election of directors prior to our initial business combination, we are a “controlled company” within the meaning of the NYSE rules and, as a result, we will qualify for exemptions from certain corporate governance requirements.

After completion of our Public Offering, only holders of our founder shares have the right to vote on the election of directors. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We intend to utilize the exemption from the requirement that we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE. We intend to comply with the other corporate governance requirements of the NYSE, subject to applicable phase-in rules. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors are also employed by Apollo, which is an investment manager to various private investment funds which may make investments in companies that we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented. In addition, we may be precluded from opportunities because they are being pursued by Apollo or Apollo Funds and they may outperform any business we acquire.

Following the completion of our Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, Apollo manages a significant number of Apollo Funds which may compete with us for acquisition opportunities and if pursued by them we may be precluded from such opportunities. Investment ideas generated within Apollo may be suitable for both us and for Apollo and/or current or future Apollo Funds and may be directed to them rather than to us. Such opportunities may outperform any businesses we acquire. Neither Apollo nor members of our management team who are also employed by Apollo have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the company. Apollo and/or our management, in their capacities as employees of Apollo or in their other endeavors, may be required to present potential business combinations to other entities, before they present such opportunities to us.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Part III, Item 10. Directors, Executive Officers and Corporate Governance,” “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” and “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Apollo, one or more Apollo Funds and/or one or more investors in the Apollo Funds. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, certain of the Apollo Funds are focused on investments in the energy value chain. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the Apollo Funds.

In addition, Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If Apollo or any of its affiliates or the Apollo Funds provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Part I. Item 1. Business — Proposed Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of Apollo, one or more Apollo Funds and/or one or more investors in the Apollo Funds. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire during or after our Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In August 2020, 11,500,000 founder shares were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.002 per share. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. In November 2020, our Sponsor returned to us at no cost an aggregate of 4,312,500 founder shares, which we cancelled. In October 2020, our Sponsor transferred 50,000 founder shares to each of our two independent directors at their original purchase price. In November 2020, we effected a dividend on our founder shares, which was waived by the company’s independent directors, and resulted in our Sponsor owning 8,525,000 founder shares. The number of founder shares was determined based on the expectation that the total size of our Public Offering would be a maximum of 34,500,000 units, and therefore that such founder shares would represent 20% of the outstanding shares after our Public Offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 9,900,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $9,900,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. The founder shares are identical to the shares of Class A common stock included in the units being sold in our Public Offering, except that only holders of the founder shares have the right to vote on the appointment of directors prior to our initial business combination and they are shares of Class B common stock that automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our Public Offering (or 27-month anniversary of the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering) nears, which is the deadline for our completion of an initial business combination.

Our initial stockholders control the appointment of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding common stock . In addition, the founder shares, all of which are held by our initial stockholders, entitles the holders to appoint all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a special resolution passed by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in our Public Offering or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities, other than as disclosed in herein. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting to appoint new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

IV. General Risk Factors:

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have listed our units, Class A common stock and warrants on the NYSE. Although we expect to continue to meet NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $150,000,000, and the market value of our publicly-held shares would be required to be at least $40,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering); or (iii) the redemption of our public shares if we are unable to complete our business combination within 24 months from the closing of our Public Offering (or 27 months from the closing of our Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of our Public Offering), subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination, or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 9 West 57th Street, 43rd Floor, New York, NY 10019, and our telephone number is (212) 515-3200. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on the NYSE under the symbol “SPRQ U” on November 25, 2020. Commencing on January 15, 2021, holders of the Units could elect to separately trade the shares of Class A common stock and Warrants included in the Units. The shares of Class A common stock and Warrants that are separated trade on the NYSE under the symbols “SPRQ” and “SPRQ WS,” respectively. Those Units not separated continue to trade on the NYSE under the symbol “SPRQ U.”

Holders

At March 3, 2021, there was one holder of record of our Units, one holder of record of our Class A common stock, three holders of record of our Class B common stock, one holder of record of our Warrants and one holder of record of our Private Placement Warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In August 2020, 11,500,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of expenses on behalf of the Company, or approximately $0.002 per share. In October 2020, the Sponsor transferred 50,000 Founder Shares to each of the two independent directors at their original purchase price. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500 Founder Shares, which the Company cancelled. Also in November 2020, the Company effected a dividend on the Class B common stock, (which receipt of such dividends was waived by the independent directors) resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the consummation of the Public Offering, the Sponsor purchased from the Company an aggregate of 9,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for a purchase price of approximately $9,900,000). Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On the Closing Date, we consummated the Public Offering of 34,500,000 Units, including 4,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $345,000,000.

On November 30, 2020, simultaneously with the consummation of the Public Offering, we completed the private sale of 9,900,000 Private Placement Warrants at a purchase price of $1.00 per warrant to the Sponsor, generating gross proceeds to us of approximately $9,900,000.

Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Cowen and Company, LLC acted as book-running managers and representatives served as underwriters for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on registration statements on Form S-1 (File No. 333-249430 and 333-250942) (together, the “Registration Statement”). The SEC declared the Registration Statements effective on November 24, 2020.

From August 17, 2020 (date of inception) through November 30, 2020 (the IPO closing date), we incurred approximately $19,700,000 for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of $6,900,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial business combination. Prior to the closing of the Public Offering, an affiliate of the Sponsor advanced us approximately $235,000 to be used for a portion of the expenses of the Public Offering. A total of approximately $235,000 was repaid upon completion of the Public Offering out of the $1,000,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on November 27, 2020.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $12,075,000, which amount will be payable upon consummation of the initial business combination) and offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $348,000,000, of which $345,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Part IV, Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on August 17, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Our registration statement for our Public Offering became effective on November 24, 2020.  On November 30, 2020, we consummated the Initial Public Offering of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriter’s exercise in full of its over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 9,900,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to our Sponsor, generating additional gross proceeds of $9.9 million.

Upon the closing of the Initial Public Offering, the Private Placement, and the over-allotment option on November 30, 2020, $345.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

Our certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem 100% of such Public Shares if we have not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or November 30, 2022 (or 27 months from the closing of the Initial Public Offering, or February 28, 2023, if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of the Initial Public Offering) (the “Combination Period”); or (iii) the redemption of 100% of the Public Shares we are unable to complete an Initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Proposed Business Combination

On January 23, 2021, we entered into the Business Combination Agreement with SL Invest I Inc., a Delaware corporation and wholly owned subsidiary of the Company (“MergerCo1”), SL Invest II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“MergerCo2”), SL Financial Investor I LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Holdings I”), SL Financial Investor II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Holdings II”), SL Financial Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Spartan Sub”), SL Financial LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“OpCo Merger Sub” and collectively with MergerCo1, MergerCo2, Holdings I, Holdings II and the Company, the “Spartan Subsidiaries”), Sunlight Financial LLC, a Delaware limited liability company (“Sunlight”), FTV-Sunlight, Inc., a Delaware corporation (“FTV Blocker”) and Tiger Co-Invest B Sunlight Blocker, LLC, a Delaware limited liability company (“Tiger Blocker,” and collectively with FTV Blocker, the “Blockers”). Subject to the satisfaction or waiver of the conditions to closing of the transactions contemplated by the Business Combination Agreement (the “Transactions”), the Transactions will effect a business combination between us and Sunlight. Following the closing of the Transactions (the “Closing”), the combined company will be organized in an “Up-C” structure, meaning that all of the material assets of the combined company will be held by Sunlight, and Spartan’s only material assets will be its equity interests in Sunlight.

The Boards of Directors of each of the Company (acting following consultation with a duly formed transaction committee) and Sunlight have unanimously approved the Transaction. The Transaction will require the approval of the stockholders of the Company and equityholders of Sunlight, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the transaction, satisfaction of the conditions stated in the definitive agreement and other customary closing conditions. The transaction is expected to close in the second quarter of 2021.

Sunlight Support Agreement

In connection with the entry into the Business Combination Agreement, on January 23, 2021, certain members of Sunlight whose approval is sufficient to approve and adopt the Business Combination Agreement and the Transactions on behalf of Sunlight’s members (the “Requisite Sunlight Members”), entered into a support agreement, pursuant to which, among other things, the Requisite Sunlight Members agreed to execute and deliver a written consent approving the Business Combination Agreement and the Transactions within two business days after the effectiveness of the Registration Statement and to vote in favor of the approval and adoption of the Business Combination Agreement and the Transactions.

Founders Stock Agreement

In connection with the entry into the Business Combination Agreement, but effective as of the closing of the Transactions, we and our initial stockholders entered into a Founders Stock Agreement (the “Founders Stock Agreement”), pursuant to which, among other things, subject to and effective immediately prior to the closing of the Transactions, the Sponsor agreed to surrender up to 25% of the Class B common stock held by the Sponsor (at a 1:4 ratio to the percentage, if any, of redemptions by holders of Class A common stock); provided that no such surrender shall occur unless more than 5% of the outstanding shares of Class A common stock are actually redeemed by us.

Amendment to Letter Agreement

In connection with the execution of the Business Combination Agreement, on January 23, 2021, the Company, the Sponsor and certain other members of our board of directors and/or management team (the “Insiders”) entered into an amendment (the “Letter Agreement Amendment”) to that certain Letter Agreement (the “Existing Letter Agreement”) dated as of November 24, 2020, by and among the Company, our Sponsor and the Insiders, pursuant to which the Sponsor and each Insider will agree, effective as of the closing and subject to certain exceptions, to modify the lock-up restrictions set forth in the Existing Letter Agreement as follows:

(i) 80% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination (as defined in the Existing Letter Agreement)) held by it, him or her will be restricted from Transfer (as defined in the Letter Agreement Amendment) until the one-year anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common A Common Stock and Class B common stock for cash, securities or other property; and

(ii) 20% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination) held by it, him or her will be restricted from Transfer until the six-month anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period ending at least 90 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common A Common Stock and Class B common stock for cash, securities or other property.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on January 23, 2021, we entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, an aggregate of 25,000,000 shares of Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $250,000,000, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the closing.

Pursuant to the Subscription Agreements, we agreed that, within 30 calendar days after the consummation of the Transactions, we will file with the SEC (at our sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and we will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 17, 2020 (inception) through December 31, 2020, we had a net loss of approximately $700,000, which consisted of approximately $688,000 in general and administrative expenses and approximately $22,000 of franchise tax expense, which was partially offset by approximately $10,000 net gain on investments held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $716,000 in our operating bank account, approximately $9,000 of interest income available in the Trust Account to pay for taxes and working capital of approximately $1.6 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Through December 31, 2020, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (described below), a loan under a promissory note (the “Note”) of approximately $235,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note on December 3, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination or one year from the date of issuance of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

In August 2020, 11,500,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to our Sponsor in exchange for the payment of $25,000 of certain offering costs on our behalf, or approximately $0.002 per share. In October 2020, our Sponsor transferred 50,000 Founder Shares to each of the two independent director nominees at their original purchase price. In November 2020, our Sponsor returned to us at no cost an aggregate of 4,312,500 Founder Shares, which we cancelled. Also in November 2020, we effected a stock dividend on the Class B common stock, (which receipt of such dividends was waived by the independent director nominees) resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. All shares and associated amounts had been retroactively restated to reflect the share surrender and the stock dividend. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 shares were no longer subject to forfeiture.

The holders of the Founders Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the reported last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 9,900,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to our Sponsor, generating proceeds of $9.9 million.

Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Our Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Related Party Loans

On August 17, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note is non-interest bearing and payable upon the closing date of the Initial Public Offering. We borrowed an aggregate of approximately $235,000 under the Note and repaid the Note on December 3, 2020.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, we have no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NYSE, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees.

Contractual Obligations

Registration Rights

The initial stockholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on November 30, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement for the Public Offering.

Critical Accounting Policies and Estimates

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 32,955,009 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 27,150,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $10,000, net of applicable franchise taxes of approximately $10,000 for the period from August 17, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from August 17, 2020 (inception) through December 31, 2020 is calculated by dividing the general and administration expenses of approximately $688,000 and franchise taxes of approximately $11,000, resulting in a net loss of approximately $699,000, by the weighted average number of Class B common stock outstanding for the period.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Geoffrey Strong*	45	Chief Executive Officer and Director
James Crossen*	47	Chief Financial Officer and Chief Accounting Officer
Olivia Wassenaar	41	Director
Wilson Handler	36	Director
Christine Hommes	36	Director
Joseph Romeo	36	Director
Jan C. Wilson	48	Independent Director
John M. Stice	61	Independent Director

*	Denotes an executive officer.

Geoffrey Strong — Chief Executive Officer and Director. Geoffrey Strong has served as our Chief Executive Officer since August 17, 2020. He is also the Chief Executive Officer and Chairman of Spartan Acquisition Corp. III. Mr. Strong joined Apollo in 2012 and is currently a Senior Partner and Co-Lead of the firm’s Global Infrastructure and Natural Resources groups. Previously, he worked in the Private Equity and Infrastructure groups at Blackstone, focusing primarily on investments in the energy sector, and prior to that, as a vice president at Morgan Stanley Capital Partners. Mr. Strong serves or has served on the board of directors of various Apollo portfolio companies or affiliates, including: Apex Energy; AIE Arlington, LLC; AIE Caledonia Holdings LLC; Caelus Energy; Chisholm Oil and Gas; CPV Fairview; DoublePoint Energy, LLC; Double Eagle Energy Holdings, LLC; Double Eagle Energy Holdings II, LLC; Double Eagle Energy Holdings III LLC; Freestone Midstream; Momentum Minerals I; Momentum Minerals II; Northwoods Energy; Pipeline Funding Company LLC; Roundtable Energy; Spartan Energy Acquisition Corp.; Tumbleweed Royalty I; Tumbleweed Royalty II; and Vistra Energy. Mr. Strong holds a Bachelor of Science, summa cum laude, in business administration from Western Oregon University, a juris doctor, cum laude, from Lewis & Clark College, and a Masters of Business Administration from the University of Pennsylvania’s Wharton School of Business. Mr. Strong’s extensive experience investing in the energy value chain makes him a valuable addition to our board of directors.

James Crossen — Chief Financial Officer and Chief Accounting Officer. Mr. Crossen has served as our Chief Financial Officer and Chief Accounting Officer since August 17, 2020. Mr. Crossen is Chief Financial Officer and Chief Accounting Officer of Spartan Acquisition Corp. III, Apollo Strategic Growth Capital and Apollo Strategic Growth Capital II, and is the Chief Financial Officer for Private Equity and Real Assets at Apollo, having joined the firm in 2010. He was Chief Financial Officer and Chief Accounting Officer of Spartan Energy Acquisition Corp. from October 2017 until October 2020. Prior to joining Apollo, Mr. Crossen was a Controller at Roundtable Investment Partners LLC. Prior thereto, Mr. Crossen was a Controller at Fortress Investment Group. Prior to that time, Mr. Crossen was a member of the Funds Management and Tax Group at JP Morgan Partners LLC. Mr. Crossen is a Certified Public Accountant in New York. Mr. Crossen served in the United States Marine Corps and graduated summa cum laude from the University of Connecticut.

Olivia C. Wassenaar — Director. Ms. Wassenaar joined Apollo in August 2018, where she is currently a Senior Partner in the New York office and Co-Lead of the firm’s Global Natural Resources group. Prior to joining Apollo, Ms. Wassenaar was associated with Riverstone Holdings since 2008 and most recently served as a Managing Director, where she was involved in investments throughout the energy sector. Prior to joining Riverstone Holdings, Ms. Wassenaar was with Goldman, Sachs & Co. in the Global Natural Resources investment banking group. Previously, Ms. Wassenaar was a Junior Professional Associate at The World Bank Group in Washington, D.C. Ms. Wassenaar currently serves on the board of Talos Energy Inc., LifePoint Health, Inc and High Road Resources. She has also served on the board of directors of various private companies. Additionally, she previously served on the boards of Northern Blizzard Resources Inc., USA Compression Partners, LP and Niska Gas Storage Partners LLC. She received her AB, magna cum laude from Harvard College and an MBA from the Wharton School at the University of Pennsylvania. We believe that Ms. Wassenaar’s experience in evaluating financial and strategic options and the operations of companies in our industry and her experience on multiple boards make her a valuable member of the board of directors.

Wilson Handler — Director. Mr. Handler joined Apollo in 2011 and is a member of the firm’s Natural Resources group. Prior to joining Apollo, Mr. Handler was an investment professional at First Reserve, where he was involved in the execution and monitoring of investments in the energy sector. Previously, he worked in the Investment Banking Division at Lehman Brothers in the Natural Resources group. Currently, Mr. Handler serves or has served on the board of directors of various companies, including: EP Energy Corporation; CSV Midstream Solutions GP LLC; Jupiter Resources GP LLC; Resource Energy Partners, LLC; Tumbleweed Royalty, LLC; Tumbleweed Royalty II, LLC; Mesquite Energy Inc. (f/k/a Sanchez Energy Corp.); American Petroleum Partners, LLC (n/k/a High Road Resources, LLC); Athlon Energy Inc.; DoublePoint Energy, LLC; Double Eagle Energy Holdings II LLC; Double Eagle Energy Holdings III LLC and Wolfcamp DrillCo LLC. Mr. Handler holds a Bachelor of Arts in Economics and Government from Dartmouth College. Mr. Handler’s extensive experience investing in the energy value chain makes him a valuable addition to our board of directors.

Christine Hommes — Director. Ms. Hommes joined Apollo in January 2011 and is a Partner in the Natural Resources group. Prior to that time, Ms. Hommes was an Associate at First Reserve and prior to that, a member of the Power & Utilities Group at UBS. Ms. Hommes currently serves on the board of directors of Talos Energy Inc., Chisholm Oil & Gas, Momentum Minerals, Momentum Minerals II, Belvedere Royalties, LLC, Boardwalk Holdings, LLC (parent of Celeros Flow Technology), Freestone Midstream Holdings, LLC, Northwoods Energy LLC, and Roundtable Energy Holdings. Ms. Hommes also serves on the board of directors of Youth, Inc. a non-profit focused on New York City youth. She previously served on the board of Tumbleweed Royalty. Ms. Hommes graduated summa cum laude from the University of Pennsylvania with a BS in Economics and a BAS in Systems Engineering. We believe that Ms. Hommes’s experience in evaluating financial and strategic options and the operations of companies in our industry make her a valuable member of the board of directors.

Joseph Romeo — Director. Mr. Romeo joined Apollo Private Equity in 2013 and is focused on natural resources activities in addition to co leading Spartan I from IPO to business combination. Prior to that time, Mr. Romeo was a member of the Energy Financial Services group at General Electric focused on evaluating, executing and managing principal investments in the energy sector. Mr. Romeo also serves on the board of directors of various Apollo portfolio companies, including Apex Energy, LLC, Caelus Energy Alaska, LLC, Freestone Midstream Holdings, LLC, High Road Resources, LLC (f.k.a American Petroleum Partners), Northwoods Energy, LLC, and Roundtable Energy Holdings, LLC. Mr. Romeo graduated from Princeton University with an AB in Politics and received his MBA from Harvard Business School. Mr. Romeo’s extensive experience investing in the energy value chain makes him a valuable addition to our board of directors.

Jan C. Wilson — Independent Director. Ms. Wilson served as a consultant to the Royal Bank of Canada from September 2015 until April 2017. Prior to her service as a consultant to the Royal Bank of Canada, Ms. Wilson was a manager at Enron Corporation from May 1996 until January 2002, senior vice president of RBS Sempra Commodities LLC from January 2002 until January 2011 and director of Freepoint Commodities LLC from June 2011 until June 2013. Since April 2018, Ms. Wilson has served as a senior advisor for the Canada Pension Plan Investment Board and is the founder/president of JW 1000 Ltd. a company focused on advising on all project contracts that are required to support financing and allocation of risk for sustainable energy projects. Ms. Wilson served on the board of directors of Spartan Energy Acquisition Corp. and serves on the board of directors of Crestone Peak Resources. Ms. Wilson was a private investor from March 2015 to August 2015 and from April 2017 through March 2018. Ms. Wilson holds a B.A. in Economics and a B.A. in Honours Business Administration from the University of Western Ontario and an M.B.A. from Queens University. Ms. Wilson is well-qualified to serve as director due to her extensive experience in risk management and asset acquisition in the electricity, oil & gas and energy storage industries.

John M. Stice — Independent Director. Mr. Stice previously served as Chief Executive Officer of Access Midstream from the time it spun out of Chesapeake Energy until his retirement in 2015. Mr. Stice began his career in 1981 with Conoco, as an associate engineer. For more than 25 years, Mr. Stice held technical and managerial positions of increasing responsibility with ConocoPhillips in exploration, production, midstream, and gas marketing worldwide. In November 2008, Mr. Stice joined Chesapeake and served as President of Chesapeake Midstream Development and Senior Vice President of Natural Gas Projects for Chesapeake Energy. He retired in 2015 as Chief Executive Officer of Access Midstream, formerly Chesapeake Midstream Partners. Currently, Mr. Stice serves as Dean of the Mewbourne College of Earth & Energy at the University of Oklahoma, a position he assumed in August 2015. Mr. Stice served on the board of directors of Spartan Energy Acquisition Corp. Mr. Stice serves on the boards of directors of Marathon Petroleum Corporation, MPLX and U.S. Silica Holdings, Inc. Mr. Stice holds a bachelor’s degree in chemical engineering from the University of Oklahoma, a master’s degree in business from Stanford University, and a doctorate in education from The George Washington University. As a result of his professional and academic experiences, Mr. Stice brings extensive breadth, depth and expertise in the oil and natural gas services industry to our board of directors.

Number and Terms of Office of Officers and Directors

We currently have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Olivia Wassenaar, Wilson Handler and Christine Hommes, expires at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Joseph Romeo and Jan C. Wilson, expires at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Geoffrey Strong and John M. Stice, expires at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and an exception for “controlled companies”, the rules of the NYSE require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. We will comply with these requirements, subject to applicable phase-in rules. The charter of each committee are available on our website.

Audit Committee

We have established an audit committee of the board of directors. Jan C. Wilson, John M. Stice and Geoffrey Strong serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Jan C. Wilson and John M. Stice are independent. Because we listed our securities on the NYSE in connection with our initial public offering, we have one year from the date of the Public Offering to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on the audit committee within one year of the closing of the Public Offering, at which time Geoffrey Strong will resign from the committee. We expect such additional director to enter into a letter agreement substantially similar to the letter agreement signed by our Sponsor, officer and directors in connection with our Public Offering.

John M. Stice serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that John M. Stice qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Jan C. Wilson and John M. Stice serve as members of our compensation committee. Jan C. Wilson and John M. Stice are independent. Jan C. Wilson serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Jan C. Wilson and John M. Stice. Jan C. Wilson serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020, there were no delinquent filers.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our Code of Conduct and Ethics is posted on our web site. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Apollo manages a significant number of Apollo Funds. Apollo and its affiliates, as well as Apollo Funds, may compete with us for acquisition opportunities. If these entities or companies decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Apollo may be suitable for both us and for Apollo affiliates and/or current or future Apollo Funds and may be directed to such affiliates and/or Apollo Funds rather than to us. Neither Apollo nor members of our management team who are also employed by Apollo have any obligation to present us with any opportunity for a potential business combination of which they become aware. Apollo and/or our management, in their capacities as partners, officers or employees of Apollo or in their other endeavors, may be required to present potential business combinations to other entities, before they present such opportunities to us.

In addition, Apollo or its affiliates may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams.

Notwithstanding the foregoing, we may pursue an Affiliated Joint Acquisition opportunity with any affiliates of Apollo or investors in the Apollo Funds. Such entities may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. We have received an indication of interest from ANRP III, which is a private investment fund managed by Apollo, to purchase securities in a private placement that will close simultaneously with the closing of our business combination, although there is no assurance they will do so. Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. In addition, Apollo and its affiliates and/or Apollo Funds, including our officers and directors who are affiliated with Apollo, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months after the closing of the Public Offering (or 27 months from the closing of the Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of the Public Offering). If we do not complete our initial business combination within such applicable time period (or 27 months from the closing of the Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of the Public Offering), the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any founder shares held by them until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following the Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Apollo, our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Further, commencing on the date our securities are first listed on the NYSE, we have agreed to pay an amount equal to $10,000 per month to our Sponsor for office space, utilities, secretarial support and administrative services provided to us.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. Our initial stockholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Item 11. Executive Compensation.

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to Apollo, our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements and the cash retainer to our independent directors, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the public warrants or the Private Placement Warrants.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Approximate Percentage of Outstanding Common Stock
Spartan Acquisition Sponsor II LLC (our Sponsor)(3)	8,525,000		19.8%
Geoffrey Strong	8,525,000		19.8%
James Crossen	—		—
Olivia Wassenaar	—		—
Wilson Handler	—		—
Christine Hommes	—		—
Joseph Romeo	—		—
Jan C. Wilson	50,000		*
John M. Stice	50,000		*
All directors and executive officers as a group (8 Individuals)	8,625,000	(4)	20%
Adage Capital Partners, L.P.(5)	2,700,000		6.26%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9 West 57th Street, 43rd Floor, New York, NY 10019.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Spartan Acquisition Sponsor II LLC is a Delaware limited partnership (“Spartan II Sponsor”) managed by affiliates of Apollo Global Management, Inc. AP Spartan Energy Holdings II, L.P. (“AP Spartan”) is the sole member of Spartan II Sponsor. Apollo ANRP Advisors III, L.P. (“ANRP Advisors”) is the general partner of AP Spartan. Apollo ANRP Capital Management III, LLC (“ANRP Capital Management”) is the general partner of ANRP Advisors. APH Holdings, L.P. (“APH Holdings”) is the sole member of ANRP Capital Management. Apollo Principal Holdings III GP, Ltd. (“Principal Holdings III GP”) is the general partner of APH Holdings. Messrs. Black, Harris and Rowan are the directors of Principal Holdings III GP, and as such may be deemed to have voting and dispositive control of the ordinary shares held of record by Spartan II Sponsor. The address of each of Spartan II Sponsor, AP Spartan and Messrs. Black, Harris and Rowan is 9 West 57th Street, 43rd Floor, New York, New York 10019. The address of each of ANRP Advisors and Principal Holdings III GP is c/o Walkers Corporate Limited; Cayman Corporate Centre; 27 Hospital Road; George Town; Grand Cayman KY1-9008. The address of each of ANRP Capital Management and APH Holdings is One Manhattanville Road, Suite 201, Purchase, New York, 10577.

(4)	These shares represent 100% of the founder shares. Includes up to 1,125,000 shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised in order to maintain ownership of 20% of our common stock after the Public Offering.

(5)	According to a Schedule 13G filed with the SEC on November 30, 2020 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by ACP. ACPGP is the general partner of ACP, ACA is the managing member of ACPGP, and Messrs. Atchinson and Gross are managing members of ACA. ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of Class A common stock beneficially owned by ACP. The business address of this stockholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In August 2020, 11,500,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of expenses on behalf of the Company, or approximately $0.002 per share. In October 2020, the Sponsor transferred 50,000 Founder Shares to each of the two independent directors at their original purchase price. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500 Founder Shares, which the Company cancelled. Also in November 2020, the Company effected a dividend on the Class B common stock, (which receipt of such dividends was waived by the independent directors) resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding.

Private Placement Warrants

Our Sponsor purchased an aggregate of 9,900,000 Private Placement Warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our Public Offering. As such, our Sponsor’s interest in this transaction is valued at approximately $9,900,000. Each Private Placement Warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Conflicts of Interest

As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Administrative Services Agreement

On November 30, 2020, we entered into an administrative services agreement with our Sponsor, pursuant to which we pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to Apollo, our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Loans and Advances

On August 17, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the proposed public offering pursuant to an unsecured promissory note (the “Note”). This Note is non-interest bearing and payable upon the earlier of (x) the date that is 180 days following the date of the Note and (y) the closing date of the proposed public offering. The Company borrowed an aggregate of approximately $235,000 under the Note. The Company fully repaid the Note on December 3, 2020.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of these securities, having at least $25 million in the aggregate, are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

We intend to utilize the exemption from the requirement that we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Jan C. Wilson and John M. Stice are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from August 17, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $74,160.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from August 17, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from August 17, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from August 17, 2020 (inception) through December 31, 2020.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Business Combination Agreement and Plan of Reorganization, dated as of January 23, 2021, by and among the Company, the Spartan Subsidiaries, FTV Blocker, Tiger Blocker and Sublight (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-38625) filed with the SEC on January 25, 2021)
3.1	Amended and Restated Certificate of Incorporation of Spartan Acquisition Corp. II (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)
3.2	Bylaws of Spartan Acquisition Corp. II (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on November 19, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on November 19, 2020)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on November 19, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on November 19, 2020)
4.4	Warrant Agreement, dated November 24, 2020, between Spartan Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)
4.5	Description of Securities
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-38625) filed with the SEC on January 25, 2021)
10.3	Letter Agreement, dated November 24, 2020, among Spartan Acquisition Corp. II, its officers and directors and Spartan Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)
10.4	Investment Management Trust Agreement, dated November 24, 2020, between Spartan Acquisition Corp. II and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)
10.5	Registration Rights Agreement, dated November 24, 2020, among Spartan Acquisition Corp. II, Spartan Acquisition Sponsor II LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)

Exhibit Number	Description
10.6	Administrative Services Agreement, dated November 24, 2020, between Spartan Acquisition Corp. II and Spartan Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)
10.7	Private Placement Warrants Purchase Agreement, dated November 24, 2020, between Spartan Acquisition Corp. II and Spartan Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)
10.8	Promissory Note, dated August 17, 2020, issued to Spartan Energy Acquisition Sponsor LLC by Spartan Acquisition Corp. II (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-249430))
10.9	Securities Subscription Agreement, dated August 17, 2020, between Spartan Acquisition Corp. II and Spartan Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-249430))
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249430))
24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRLInstance Document
101.SCH	XBRLTaxonomy Extension Schema Document
101.CAL	XBRLTaxonomy Extension Calculation Linkbase Document
101.DEF	XBRLTaxonomy Extension Definition Linkbase Document
101.LAB	XBRLTaxonomy Extension Label Linkbase Document
101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN ACQUISITION CORP. II

Date: March 11, 2021	By:	/s/ Geoffrey Strong
Geoffrey Strong
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Geoffrey Strong and James Crossen and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Geoffrey Strong	Chief Executive Officer and Director	March 11, 2021
Geoffrey Strong	(Principal Executive Officer)

/s/ James Crossen	Chief Accounting Officer and Chief	March 11, 2021
James Crossen	Financial Officer (Principal Accounting
Officer, Principal Financial Officer)

/s/ Olivia Wassenaar	Director	March 11, 2021
Olivia Wassenaar

/s/ Wilson Handler	Director	March 11, 2021
Wilson Handler

/s/ Christine Hommes	Director	March 11, 2021
Christine Hommes

/s/ Joseph Romeo	Director	March 11, 2021
Joseph Romeo

/s/ Jan C. Wilson	Director	March 11, 2021
Jan C. Wilson

/s/ John M. Stice	Director	March 11, 2021
John M. Stice

SPARTAN ACQUISITION CORP. II

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Spartan Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Spartan Acquisition Corp. II (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 17, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 17, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 10, 2021

SPARTAN ACQUISITION CORP. II
BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash and cash equivalents	$715,580
Prepaid expenses	1,884,598
Total current assets	2,600,178
Investments and cash and cash equivalents held in Trust Account	345,010,316
Total Assets	$347,610,494

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$375,291
Accrued expenses	588,317
Franchise tax payable	21,788
Total current liabilities	985,396
Deferred underwriting commissions	12,075,000
Total liabilities	13,060,396

Commitments and Contingencies
Class A common stock, $0.0001 par value; 32,955,009 shares subject to possible redemption at $10.00 per share	329,550,090

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 1,544,991 shares issued and outstanding (excluding 32,955,009 shares subject to possible redemption)	154
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	5,698,473
Accumulated deficit	(699,482)
Total stockholders’ equity	5,000,008
Total Liabilities and Stockholders’ Equity	$347,610,494

The accompanying notes are an integral part of these financial statements.

SPARTAN ACQUISITION CORP. II
STATEMENT OF OPERATIONS

For the Period from August 17, 2020 (inception) through December 31, 2020

General and administrative expenses	$688,009
Franchise tax expense	21,789
Loss from operations	(709,798)
Other income:
Net gain from investments held in Trust Account	10,316
Loss before income tax benefit	(699,482)
Income tax benefit	-
Net loss	$(699,482)

Weighted average shares outstanding of Class A common stock	34,500,000

Basic and diluted net income per share, Class A common stock	$-

Weighted average shares outstanding of Class B common stock	7,764,706

Basic and diluted net loss per share, Class B common stock	$(0.09)

(1)	This number excludes an aggregate of up to 1,125,000 shares of Class B common stock subject to forfeiture from August 17, 2020 (inception) through November 30, 2020, the date that the over-allotment option was exercised in full by the underwriters (see Note 4).

The accompanying notes are an integral part of these financial statements.

SPARTAN ACQUISITION CORP. II
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from August 17, 2020 (inception) through December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In	Deficit	Equity
Balance - August 17, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, gross	34,500,000	3,450	—	—	344,996,550	—	345,000,000
Offering costs	—	—	—	—	(19,675,420)		(19,675,420)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	9,900,000	—	9,900,000
Common stock subject to possible redemption	(32,955,009)	(3,296)	—	—	(329,546,794)	—	(329,550,090)
Net loss	—	—	—	—	—	(699,482)	(699,482)
Balance - December 31, 2020	1,544,991	$154	8,625,000	$863	$5,698,473	$(699,482)	$5,000,008

The accompanying notes are an integral part of these financial statements.

SPARTAN ACQUISITION CORP. II
STATEMENT OF CASH FLOWS

For the Period from August 17, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(699,482)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	76,983
Net gain from investments held in Trust Account	(10,316)
Changes in operating assets and liabilities:
Prepaid expenses	(1,884,597)
Accounts payable	28,991
Accrued expenses	508,317
Franchise tax payable	21,788
Net cash used in operating activities	(1,958,317)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(234,633)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	9,900,000
Offering costs paid	(6,991,470)
Net cash provided by financing activities	347,673,897

Net change in cash and cash equivalents	715,580

Cash and cash equivalents - beginning of the period	—
Cash and cash equivalents - end of the period	$715,580

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Offering costs included in accounts payable	$346,300
Offering costs included in accrued expenses	$80,000
Offering costs paid by related party under promissory note	$157,650
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Initial value of Class A common stock subject to possible redemption	$330,113,420
Change in value of Class A common stock subject to possible redemption	$(563,330)

The accompanying notes are an integral part of these financial statements.

SPARTAN ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Spartan Acquisition Corp. II (the “Company”) was incorporated in Delaware on August 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 17, 2020 (inception) to December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end. The Company’s sponsor is Spartan Acquisition Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on November 24, 2020. On November 30, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (each, a “Unit” and collectively, the “Units”), including the issuance of 4,500,000 Units as a result of the underwriter’s exercise in full of its over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,900,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $9.9 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) (described below).

Trust Account

The proceeds held in the Trust Account were invested only in U.S. government securities with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or November 30, 2022 (or 27 months from the closing of the Initial Public Offering, or February 28, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of the Initial Public Offering) (the “Combination Period”); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NYSE rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. As a result, such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s certificate of incorporation, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Proposed Business Combination

On January 23, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with SL Invest I Inc., a Delaware corporation and wholly owned subsidiary of the Company (“MergerCo1”), SL Invest II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“MergerCo2”), SL Financial Investor I LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Holdings I”), SL Financial Investor II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Holdings II”), SL Financial Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Spartan Sub”), SL Financial LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“OpCo Merger Sub” and collectively with MergerCo1, MergerCo2, Holdings I, Holdings II and Spartan Sub, the “Spartan Subsidiaries”), Sunlight Financial LLC, a Delaware limited liability company (“Sunlight”), FTV-Sunlight, Inc., a Delaware corporation (“FTV Blocker”) and Tiger Co-Invest B Sunlight Blocker, LLC, a Delaware limited liability company (“Tiger Blocker,” and collectively with FTV Blocker, the “Blockers”). Subject to the satisfaction or waiver of the conditions to closing of the transactions contemplated by the Business Combination Agreement (the “Transactions”), the Transactions will effect a business combination between us and Sunlight. Following the closing of the Transactions (the “Closing”), the combined company will be organized in an “Up-C” structure, meaning that all of the material assets of the combined company will be held by Sunlight, and Spartan’s only material assets will be its equity interests in Sunlight.

The Boards of Directors of each of the Company (acting following consultation with a duly formed transaction committee) and Sunlight have unanimously approved the Transaction. The Transaction will require the approval of the stockholders of the Company and equityholders of Sunlight, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the transaction, satisfaction of the conditions stated in the definitive agreement and other customary closing conditions. The transaction is expected to close in the second quarter of 2021.

Sunlight Support Agreement

In connection with the entry into the Business Combination Agreement, on January 23, 2021, certain members of Sunlight whose approval is sufficient to approve and adopt the Business Combination Agreement and the Transactions on behalf of Sunlight’s members (the “Requisite Sunlight Members”), entered into a support agreement, pursuant to which, among other things, the Requisite Sunlight Members agreed to execute and deliver a written consent approving the Business Combination Agreement and the Transactions within two business days after the effectiveness of the Registration Statement and to vote in favor of the approval and adoption of the Business Combination Agreement and the Transactions.

Founders Stock Agreement

In connection with the entry into the Business Combination Agreement, but effective as of the closing of the Transactions, we and our initial stockholders entered into a Founders Stock Agreement (the “Founders Stock Agreement”), pursuant to which, among other things, subject to and effective immediately prior to the closing of the Transactions, the Sponsor agreed to surrender up to 25% of the Class B common stock held by the Sponsor (at a 1:4 ratio to the percentage, if any, of redemptions by holders of Class A common stock); provided that no such surrender shall occur unless more than 5% of the outstanding shares of Class A common stock are actually redeemed by us.

Amendment to Letter Agreement

In connection with the execution of the Business Combination Agreement, on January 23, 2021, the Company, the Sponsor and certain other members of our board of directors and/or management team (the “Insiders”) entered into an amendment (the “Letter Agreement Amendment”) to that certain Letter Agreement (the “Existing Letter Agreement”) dated as of November 24, 2020, by and among the Company, our Sponsor and the Insiders, pursuant to which the Sponsor and each Insider will agree, effective as of the closing and subject to certain exceptions, to modify the lock-up restrictions set forth in the Existing Letter Agreement as follows:

(i) 80% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination (as defined in the Existing Letter Agreement)) held by it, him or her will be restricted from Transfer (as defined in the Letter Agreement Amendment) until the one-year anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common A Common Stock and Class B common stock for cash, securities or other property; and

(ii) 20% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination) held by it, him or her will be restricted from Transfer until the six-month anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period ending at least 90 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common A Common Stock and Class B common stock for cash, securities or other property.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on January 23, 2021, we entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, an aggregate of 25,000,000 shares of Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $250,000,000, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the closing.

Pursuant to the Subscription Agreements, we agreed that, within 30 calendar days after the consummation of the Transactions, we will file with the SEC (at our sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and we will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

Refer to the Company’s current report on Form 8-K, filed with the SEC on January 25, 2021, for more information.

Liquidity and Going Concern

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of a business combination or one year from the date of issuance of these financial statements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2020, the Company had approximately $716,000 in its operating bank account, approximately $9,000 of interest income available in the Trust Account to pay for taxes and working capital of approximately $1.6 million. Further, the Company has incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Through December 31, 2020, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note of approximately $235,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 3, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The balance of the Company’s operating cash account is swept into cash equivalents on a nightly basis. Additionally, the Company had approximately $79,000 in cash equivalents held in the Trust Account as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, accounts payable, accrued expenses and franchise tax payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets, other than for investments in open-ended money market funds with published daily NAV, in which case the Company uses NAV as a practical expedient to fair value.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 32,955,009 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 27,150,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period presented.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $10,000, net of applicable franchise taxes of approximately $10,000 for the period from August 17, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from August 17, 2020 (inception) through December 31, 2020 is calculated by dividing general and administration expenses of approximately $688,000 and franchise taxes of approximately $11,000, resulting in a net loss of approximately $699,000, by the weighted average number of Class B common stock outstanding for the period.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3—Initial Public Offering

On November 30, 2020, the Company consummated its Initial Public Offering of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriter’s exercise in full of its over-allotment option, at $10.00 per Units, generating gross proceeds of approximately $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”).

Note 4—Related Party Transactions

Founder Shares

In August 2020, 11,500,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of certain offering costs on behalf of the Company, or approximately $0.002 per share. In October 2020, the Sponsor transferred 50,000 Founder Shares to each of the two independent director nominees at their original purchase price. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500 Founder Shares, which the Company cancelled. Also in November 2020, the Company effected a stock dividend on the Class B common stock, (which receipt of such dividends was waived by the independent director nominees) resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. All shares and associated amounts had been retroactively restated to reflect the share surrender and the stock dividend. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 shares were no longer subject to forfeiture.

The holders of the Founders Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the reported last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 9,900,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $9.9 million.

Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Related Party Loans

On August 17, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest bearing and payable upon the closing date of the Initial Public Offering. As of November 30, 2020, the Company borrowed approximately $235,000 under the Note. The Company fully repaid the Note on December 3, 2020.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $10,000 for such services for the period ended December 31, 2020.

Note 5—Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, (and any Class A common shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the pricing date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on November 30, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 32,955,009 were subject to possible redemption at December 31, 2020 and therefore classified outside of permanent equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In August 2020, the Company issued 11,500,000 shares of Class B common stock to the Sponsor. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500 shares of Class B common stock, which the Company cancelled. Also in November 2020, the Company effected a stock dividend on the Class B common stock, (which receipt of such dividends was waived by the independent director nominees) resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and the stock dividend. Of the 8,625,000 shares of Class B common stock outstanding, up to 1,125,000 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On December 31, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 shares were no longer subject to forfeiture.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

The Class B common stock will automatically convert into Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination).

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions, and they will not be redeemable by the Company, subject to certain limited exceptions, so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants for cash or on a cashless basis. Except as described below, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrantholder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrantholder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined in part by the redemption date and the “fair market value” of the Class A common stock (as defined below) except as otherwise described below;

●	upon a minimum of 30 days’ prior written notice to each warrantholder;

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrantholders; and

●	if the last reported sale price of the Class A common stock on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Class A common stock shall mean the average reported last sale price of the Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide the warrantholders with the final fair market value no later than one business day after the ten-trading day period described above ends. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 shares of Class A common stock per whole warrant (subject to adjustment). This redemption feature differs from the typical warrant redemption features used in some other blank check offerings.

No fractional shares of Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A common stock to be issued to the holder.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
U.S. Treasury Securities (1)	$344,931,000	$—	$—

(1)	Excludes $79,316 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from August 17, 2020 (inception) through December 31, 2020.

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from August 17, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$(2,407)
State	—
Deferred
Federal	(144,482)
State	—
Change in valuation allowance	146,888
Income tax provision	$—

The Company’s net deferred tax assets are as follows:

Deferred tax assets:	December 31, 2020
Start-up/Organization costs	$144,482
Net operating loss carryforwards	2,407
Total deferred tax assets	146,888
Valuation allowance	(146,888)
Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2020, the valuation allowance was approximately $147,000.

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Change in Valuation Allowance	(21.0)%
Income Taxes Benefit	0.0%

Note 9—Subsequent Events

As described in Note 1, above, on January 23, 2021 the Company entered into a business combination agreement and plan of reorganization with Sunlight Financial LLC.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued, and determined that there have been no other events that have occurred that would require adjustments to or disclosure in the financial statements.

