Form 10-K/A
period 2020-12-31
Spartan Acquisition Corp. II
filed 2021-05-11
CIK 1821850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-39739

Spartan Acquisition Corp. II

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2599566
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9 West 57th Street, 43rd Floor New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 515-3200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one warrant	SPRQ U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	SPRQ	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50 per share	SPRQ WS	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

As of March 3, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Spartan Acquisition Corp. II (the “Company,” “our company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend and restate certain items in its Annual Report on Form 10-K as of and for the period ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 11, 2021 (the “Original Filing”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 30, 2020, the Company’s warrants, which includes (i) 17,250,000 redeemable warrants (the “Public Warrants”) included as a part of the units issued by the Company in its initial public offering (the “Public Offering”) and (ii) 9,900,000 redeemable warrants that were issued to Spartan Acquisition Sponsor II LLC (our “Sponsor”) in a private placement that closed concurrently with the closing of the Public Offering (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), were accounted for as equity within the Company’s balance sheet.

As a result of the foregoing, on May 6, 2021, the Company’s management team, upon the recommendation of the audit committee (the “Audit Committee”) of the Company’s board of directors (the “Board”), concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 17, 2020 (inception) through December 31, 2020 (the “Affected Period”), which were included in the Original Filing, and should no longer be relied upon due to changes required for alignment with the SEC Staff Statement. This Amendment No. 1 includes the restated financial statements (the “Restated Financial Statements”) for the Affected Period.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets, and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on the Company’s application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. As such, the Company reassessed its accounting for the Warrants issued on November 30, 2020 in light of the SEC Staff’s recently published views. Based on this reassessment, the Company determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations for each reporting period.

The change in accounting for the Warrants did not have any impact on the Company’s liquidity, cash flows, revenues or costs of operating its business and the other non-cash adjustments to the Restated Financial Statements for the Affected Period or in any of the periods included in “Part II, Item 8. Financial Statements and Supplementary Data” in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for the Affected Period.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the period affected by the restatement. As a result of that reassessment, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our Public Offering in November 2020, and determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, shares of Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Period. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants issued in connection with our Public Offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures” included in this Amendment No. 1.

 The Company has not amended its previously filed Current Reports on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in “Note 2—Restatement of Previously Issued Financial Statements” of the notes to the financial statements included herein.

As a result of the factors described above, the Company is filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements listed below. The following items are amended in this Amendment No. 1:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 on Form 10-K/A. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1, and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC, including those subsequent to the Original Filing.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The Boards of Directors of each of the Company (acting following consultation with a duly formed transaction committee) and Sunlight have unanimously approved the Transaction. The Transaction will require the approval of the stockholders of the Company and equity holders of Sunlight, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the transaction, satisfaction of the conditions stated in the definitive agreement and other customary closing conditions. The transaction is expected to close in the second quarter of 2021.

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

(i)80% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination (as defined in the Existing Letter Agreement)) held by it, him or her will be restricted from Transfer (as defined in the Letter Agreement Amendment) until the one-year anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common A Common Stock and Class B common stock for cash, securities or other property; and

(ii)20% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination) held by it, him or her will be restricted from Transfer until the six-month anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period ending at least 90 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common A Common Stock and Class B common stock for cash, securities or other property.

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

Apollo recognizes the importance of ESG issues, and has a long history of taking these issues into account. Apollo believes responsible investment considers how ESG issues impact the firm, the funds it manages and their portfolio companies, the communities in which it and they operate, and the world at large. As one of the world’s largest alternative investment managers, Apollo believes that consideration of ESG issues is essential to companies’ success, by enhancing their ability to manage risks and by identifying areas for cost savings and for growth. Apollo’s ESG program rests on three pillars: thorough ESG diligence; meaningful and tailored engagement with companies post-acquisition; and a commitment to transparency and periodic reporting of qualitative and quantitative ESG information. Apollo believes the processes underlying these three pillars better position company management teams and investment professionals to improve performance on ESG issues. Apollo has endorsed the American Investment Council’s Guidelines for Responsible Investing, and in 2020, Apollo adopted a comprehensive Responsible Investing and ESG Policy with specific policies for each asset class. Apollo also built upon its existing governance infrastructure: firm-wide decisions on ESG issues are now made at the most senior level, led by a steering committee chaired by its Global Head of ESG that includes certain members of Apollo’s senior management. This committee draws on recommendations from cross-functional teams of Apollo professionals across its credit, private equity, and real assets businesses.

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Amendment No. 1, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

There are circumstances in which the exercise of the warrants may be required or permitted to be made on a cashless basis. First, if our shares of Class A common stock are at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of redeemable warrants who exercise their redeemable warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such circumstances, each holder would exchange a number of warrants for a number of shares of Class A common stock equal to the number of warrants exchanged multiplied by the lesser of (A) the quotient obtained by dividing (x) the product of (i) the number of shares of our Class A common stock underlying the warrants, and (ii) the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares of Class A common stock per whole warrant (subject to adjustment). The “fair market value” of our Class A common stock as used in this paragraph shall mean the average reported last sale price of our Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Second, if we call our redeemable warrants for redemption for cash when the price per share of Class A common stock equals or exceeds $10.00, holders who exercise their warrants will receive that number of shares set forth in the table as described under “Note 7—Derivative Warrant Liabilities—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

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

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the last reported sale price per share of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders, and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Please see “Note 7—Derivative Warrant Liabilities—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us (except as described below under “Note 7— Derivative Warrant Liabilities—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by our Sponsor or its permitted transferees.

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

If we seek stockholder approval of our initial business combination, our initial stockholders, Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

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

In the event that our initial stockholders, Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

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

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We will not consider any transaction that does not meet such criteria. Even if the post-

transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

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

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrant holders may not support.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Part I, Item 1. Business— Proposed Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

IV. General Risk Factors:

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, and after consultation with our independent registered public accounting firm, our management and our Audit Committee, we concluded that, in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements as of the period ended December 31, 2020 and for the period from August 17, 2020 (inception) to December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our Public Offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, shares of Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants issued in connection with our Public Offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures” included in this Amendment No. 1.

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information.  Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition.  In either case, there could result a material adverse effect on our business.  The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as further described under “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Additional restatements of financial results, or the time required to evaluate possible errors, may impact the market price for our Class A common stock and our ability to complete a business combination on a timely basis.

There has been recent focus on historical accounting practices by SPACs.  For example, on April 12, 2021, the SEC Staff issued the SEC Staff Statement, which resulted in a determination that the warrants and other related instruments issued by many SPACs, including us, being classified as liabilities rather equity.  Further guidance from the SEC or industry-wide consensus could result in additional changes in the accounting treatment of features related to SPACs.  Changes could result in the recognition of accounting errors in our previously issued financial statements, restatements of our previously issued audited financial statements, the filing of notices that previously issued financial statements may not be relied upon, and findings of material weaknesses and significant deficiencies in internal controls over financial reporting.  In addition, such changes, or the time required to evaluate any such changes, could delay our ability to consummate a business combination or otherwise have a material adverse effect on our ability to consummate the business combination with Sunlight, or another business combination.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Staff Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Staff Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Staff Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Amendment No. 1 are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Part IV, Item 15. Exhibits and Financial Statement Schedules” of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 (this “Amendment No. 1”). In this Amendment No. 1, we are restating our audited financial statements as of December 31, 2020 and for the period from August 17, 2020 (inception) to December 31, 2020. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Part I, Item 1A. Risk Factors” and elsewhere in this Amendment No. 1.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 30, 2020, the Company’s warrants, which includes (i) 17,250,000 redeemable warrants (the “Public Warrants”) included as a part of the Units issued by the Company in its initial public offering (the “Initial Public Offering”) and (ii) 9,900,000 redeemable warrants that were issued to Spartan Acquisition Sponsor II LLC (our “Sponsor”) in a private placement (the “Private Placement”) that closed concurrently with the closing of the Public Offering (such warrants, the “Private Placement Warrants,” and, together with the Public Warrants, the “Warrants”), were accounted for as equity within the Company’s balance sheet.

As a result of the foregoing, on May 6, 2021, the Company’s management team, upon the recommendation of the audit committee (the “Audit Committee”) of the Company’s board of directors (the “Board”), concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 17, 2020 (inception) through December 31, 2020 (the “Affected Period”), which were included in the Original Filing, and should no longer be relied upon due to changes required for alignment with the SEC Staff Statement. This Amendment No. 1 includes the restated financial statements (the “Restated Financial Statements”) for the Affected Period.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets, and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement.  We reassessed our accounting for the Warrants issued on November 30, 2020, in light of the SEC Staff’s recently published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations for each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the period affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see “Part II, Item 9A. Controls and Procedures” included elsewhere in this Amendment No 1.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in “Note 2—Restatement of Previously Issued Financial Statements” of the notes to the financial statements included herein.

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

The Boards of Directors of each of the Company (acting following consultation with a duly formed transaction committee) and Sunlight have unanimously approved the Transaction. The Transaction will require the approval of the stockholders of the Company and equity holders of Sunlight, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the transaction, satisfaction of the conditions stated in the definitive agreement and other customary closing conditions. The transaction is expected to close in the second quarter of 2021.

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

For the period from August 17, 2020 (inception) through December 31, 2020, we had a net loss of approximately $17.8 million, which consisted of approximately $16.2 million loss resulted from an increase in fair value of derivative warrant liabilities, approximately $1.0 million financing costs for derivative warrant liabilities, approximately $688,000 in general and administrative expenses and approximately $22,000 of franchise tax expense, which was partially offset by approximately $10,000 net gain on investments held in the Trust Account.

As a result of the restatement described in “Note 2—Restatement of Previously Issued Financial Statements” of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from August 17, 2020 (inception) through December 31, 2020, the change in fair value of warrants was a loss of approximately $16.2 million. We also recognized a charge of $1.0 million for the amount of offering costs ascribed to the derivative warrant liabilities that was offset by an increase in additional paid-in capital.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 28,726,659 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity and ASC 815.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

In connection with our Initial Public Offering, we issued 17,250,000 Public Warrants to public investors and issued 9,900,000 Private Placement Warrants in a Private Placement to our Sponsor.  All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model.

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

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $10,000, net of applicable franchise taxes of approximately $10,000 for the period from August 17, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from August 17, 2020 (inception) through December 31, 2020 is calculated by dividing a net loss of approximately $17.8 million, by the weighted average number of Class B common stock outstanding for the period.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 8. Financial Statements and Supplementary Data.

This information appears following “Part IV, Item 15. Exhibits and Financial Statement Schedules” of this Amendment No. 1 and is incorporated herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “—Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Amendment No. 1 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 6, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of December 31, 2020 and for the period from August 17, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Internal Control over Financial Reporting

This Amendment No. 1 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants.  Since issuance on November 30, 2020, our warrants were accounted for as equity within our balance sheet.  On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, including with our independent registered public accounting firm, management and Audit Committee, and after taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying notes to the financial statements.

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

•

the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

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

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•

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

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;
•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

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

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

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

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our named executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)The following documents are filed as part of this Amendment No. 1:

Financial Statements: See “Index to Financial Statements” at “Part II, Item 8. Financial Statements and Supplementary Data” herein.

(b)Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 1.

Exhibit Number	Description
2.1#

Business Combination Agreement and Plan of Reorganization, dated as of January 23, 2021, by and among the Company, the Spartan Subsidiaries, FTV Blocker, Tiger Blocker and Sunlight (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-38625) filed with the SEC on January 25, 2021)

3.1

Amended and Restated Certificate of Incorporation of Spartan Acquisition Corp. II (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)

3.2	Bylaws of Spartan Acquisition Corp. II (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on November 19, 2020)
4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on November 19, 2020)

4.2

Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on November 19, 2020)

4.3

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on November 19, 2020)

4.4

Warrant Agreement, dated November 24, 2020, by and between Spartan Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)

4.5

Description of Securities of Spartan Acquisition Corp. II (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-38625) filed with the SEC on March 11, 2021)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-38625) filed with the SEC on January 25, 2021)
10.2

Founders Stock Agreement, dated January 23, 2021, by and among Spartan Acquisition Corp. II, Spartan Acquisition Sponsor II LLC and the other holders of Founder Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on January 25, 2021)

10.3

Letter Agreement, dated November 24, 2020, by and among Spartan Acquisition Corp. II, its officers and directors and Spartan Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)

10.4

Amendment No. 1 to Letter Agreement, dated as of January 23, 2021, by and among Spartan Acquisition Corp. II, its officers and directors and Spartan Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on January 25, 2021)

10.5

Investment Management Trust Agreement, dated November 24, 2020, by and between Spartan Acquisition Corp. II and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)

10.6

Registration Rights Agreement, dated November 24, 2020, by and among Spartan Acquisition Corp. II, Spartan Acquisition Sponsor II LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)

10.7

Administrative Services Agreement, dated November 24, 2020, by and between Spartan Acquisition Corp. II and Spartan Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)

10.8

Private Placement Warrants Purchase Agreement, dated November 24, 2020, by and between Spartan Acquisition Corp. II and Spartan Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020)

10.9

Promissory Note, dated August 17, 2020, issued to Spartan Energy Acquisition Sponsor LLC by Spartan Acquisition Corp. II (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on October 9, 2020)

10.10

Securities Subscription Agreement, dated August 17, 2020, by and between Spartan Acquisition Corp. II and Spartan Acquisition Sponsor II LLC  (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on October 9, 2020)

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on October 9, 2020)
24	Power of Attorney (incorporated by reference to Exhibit 24 to the Company’s Annual Report on Form 10-K (File No. 001-39739) filed with the SEC on March 11, 2021)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRLTaxonomy Extension Schema Document
101.CAL	XBRLTaxonomy Extension Calculation Linkbase Document
101.DEF	XBRLTaxonomy Extension Definition Linkbase Document
101.LAB	XBRLTaxonomy Extension Label Linkbase Document
101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

#     All schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

*     Filed herewith.

**   Furnished herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN ACQUISITION CORP. II

Date: May 11, 2021	By:	/s/ Geoffrey Strong
Geoffrey Strong
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Geoffrey Strong	Chief Executive Officer and Director	May 11, 2021
Geoffrey Strong	(Principal Executive Officer)

/s/ James Crossen	Chief Financial Officer and Chief Accounting Officer	May 11, 2021
James Crossen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Olivia Wassenaar	Director	May 11, 2021
Olivia Wassenaar

/s/ Wilson Handler	Director	May 11, 2021
Wilson Handler

/s/ Christine Hommes	Director	May 11, 2021
Christine Hommes

/s/ Joseph Romeo	Director	May 11, 2021
Joseph Romeo

/s/ Jan C. Wilson	Director	May 11, 2021
Jan C. Wilson

/s/ John M. Stice	Director	May 11, 2021
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

Restatement of Financial Statements

As discussed in “Note 2—Restatement of Previously Issued Financial Statements” to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments.  Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 11, 2021

SPARTAN ACQUISITION CORP. II

BALANCE SHEET

DECEMBER 31, 2020

As Restated (see Note 2)

Assets:
Current assets:
Cash and cash equivalents	$715,580
Prepaid expenses	1,884,598
Total current assets	2,600,178
Investments held in Trust Account	345,010,316
Total Assets	$347,610,494

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$375,291
Accrued expenses	588,317
Franchise tax payable	21,788
Total current liabilities	985,396
Derivative warrant liabilities	42,283,500
Deferred underwriting commissions	12,075,000
Total liabilities	55,343,896

Commitments and Contingencies
Class A common stock, $0.0001 par value; 28,726,659 shares subject to possible redemption at $10.00 per share	287,266,590

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 5,773,341 shares issued and outstanding (excluding 28,726,659 shares subject to possible redemption)	577
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	22,829,882
Accumulated deficit	(17,831,314)
Total stockholders’ equity	5,000,008
Total Liabilities and Stockholders’ Equity	$347,610,494

The accompanying notes are an integral part of these financial statements.

SPARTAN ACQUISITION CORP. II

STATEMENT OF OPERATIONS

For the Period from August 17, 2020 (inception) through December 31, 2020

As Restated (see Note 2)

General and administrative expenses	$688,009
Franchise tax expense	21,789
Loss from operations	(709,798)

Other (expense) income:
Net gain from investments held in Trust Account	10,316
Change in fair value of derivative warrant liabilities	(16,168,500)
Transaction costs – derivative warrant liabilities	(963,332)
Loss before income tax benefit	(17,831,314)
Income tax benefit	-
Net loss	$(17,831,314)

Weighted average shares outstanding of Class A common stock	34,500,000

Basic and diluted net loss per share, Class A common stock	$-

Weighted average shares outstanding of Class B common stock	7,764,706

Basic and diluted net loss per share, Class B common stock	$(2.30)

The accompanying notes are an integral part of these financial statements.

SPARTAN ACQUISITION CORP. II

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from August 17, 2020 (inception) through December 31, 2020

As Restated (see Note 2)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - August 17, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, less derivative liabilities for public warrants	34,500,000	3,450	—	—	328,781,550	—	328,785,000
Offering costs	—	—	—	—	(18,712,088)		(18,712,088)
Common stock subject to possible redemption	(28,726,659)	(2,873)	—	—	(287,263,717)	—	(287,266,590)
Net loss	—	—	—	—	—	(17,831,314)	(17,831,314)
Balance - December 31, 2020	5,773,341	$577	8,625,000	$863	$22,829,882	$(17,831,314)	$5,000,008

The accompanying notes are an integral part of these financial statements.

SPARTAN ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

For the Period from August 17, 2020 (inception) through December 31, 2020

As Restated (see Note 2)

Cash Flows from Operating Activities:
Net loss	$(17,831,314)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	76,983
Net gain from investments held in Trust Account	(10,316)
Change in fair value of warrant derivative liabilities	16,168,500
Transaction costs – derivative warrant liabilities	963,332
Changes in operating assets and liabilities:
Prepaid expenses	(1,884,598)
Accounts payable	28,991
Accrued expenses	508,317
Franchise tax payable	21,788
Net cash used in operating activities	(1,958,317)
Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Repayment of note payable to related parties	(234,633)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	9,900,000
Offering costs paid	(6,991,470)
Net cash provided by financing activities	347,673,897
Net change in cash	715,580
Cash and cash equivalents - beginning of the period	—
Cash and cash equivalents - end of the period	$715,580
Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Offering costs included in accounts payable	$346,300
Offering costs included in accrued expenses	$80,000
Offering costs paid by related party under promissory note	$157,650
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Initial value of Class A common stock subject to possible redemption	$303,997,820
Change in value of Class A common stock subject to possible redemption	$(16,731,230)

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

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on November 24, 2020. On November 30, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (each, a “Unit” and collectively, the “Units”), including the issuance of 4,500,000 Units as a result of the underwriter’s exercise in full of its over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,900,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $9.9 million (Note 5).

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

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

The Boards of Directors of each of the Company (acting following consultation with a duly formed transaction committee) and Sunlight have unanimously approved the Transaction. The Transaction will require the approval of the stockholders of the Company and equity holders of Sunlight, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the transaction, satisfaction of the conditions stated in the definitive agreement and other customary closing conditions. The transaction is expected to close in the second quarter of 2021.

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

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Through December 31, 2020, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 5), the loan under the Note of approximately $235,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 3, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Note 2 —Restatement of Previously Issued Financial Statements

On May 6, 2021, the audit committee of the board of directors of the Company (the “Audit Committee”), in consultation with the Company’s independent registered public accounting firm and management, concluded that, because of a misapplication of the accounting guidance related to its public and Private Placement Warrants issued by the Company in November 2020 in connection with its Initial Public Offering (collectively, the “Warrants”), the Company’s previously issued financial statements as of December 31, 2020 and for the period from August 17, 2020 (inception) to December 31, 2020 (the “Affected Period”) should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Period included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 (“Amendment No. 1”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 30, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets.  After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s Audit Committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

application of ASC 815-40 to the warrant agreement.  The Company reassessed its accounting for Warrants issued on November 30, 2020, in light of the SEC Staff’s recent published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations for each reporting period.

Therefore, the Company, in consultation with the Company’s independent registered public accounting firm, management and its Audit Committee, concluded that its previously issued financial statements for the as of December 31, 2020 and for the period from August 17, 2020 (inception) to December 31, 2020 should be restated and should no longer be relied upon following a misapplication in the guidance relating to the accounting of the Company’s outstanding warrants, including the 17,250,000 warrants included in the units issued by the Company in its Initial Public Offering and the 9,900,000 Private Placement Warrants that were issued to the Company’s Sponsor in the Private Placement that closed concurrently with the closing of the Initial Public Offering .

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$347,610,494	$—	$347,610,494
Liabilities and Stockholders’ Equity:
Total current liabilities	$985,396	$—	$985,396
Deferred underwriting commissions	12,075,000	—	12,075,000
Stock warrant liabilities	—	42,283,500	42,283,500
Total liabilities	13,060,396	42,283,500	55,343,896
Class A common stock, $0.0001 par value; shares subject to possible redemption	329,550,090	(42,283,500)	287,266,590
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	154	423	577
Class B common stock - $0.0001 par value	863	—	863
Additional paid-in-capital	5,698,473	17,131,409	22,829,882
Accumulated deficit	(699,482)	(17,131,832)	(17,831,314.00)
Total stockholders’ equity	5,000,008	—	5,000,008
Total liabilities and stockholders’ equity	$347,610,494	$—	$347,610,494

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

	Period From August 17, 2020 (inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(709,798)	$—	$(709,798)
Other (expense) income:
Change in fair value of warrant liabilities	—	(16,168,500)	(16,168,500)
Transaction costs – Warrants	—	(963,332)	(963,332)
Net gain from investments held in Trust Account	10,316	—	10,316
Total other (expense) income	10,316	(17,131,832)	(17,121,516)
Loss before income tax expense	(699,482)	(17,131,832)	(17,831,314)
Income tax expense	—	—	—
Net loss	$(699,482)	$(17,131,832)	$(17,831,314)
Basic and Diluted weighted-average Class A common shares outstanding	34,500,000	—	34,500,000
Basic and Diluted net loss per Class A common shares	$—	—	$—
Basic and Diluted weighted-average Class B common shares outstanding	7,764,706	—	7,764,706
Basic and Diluted net loss per Class B common shares	$(0.09)	$(2.21)	$(2.30)

	Period From August 17, 2020 (inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(699,482)	$(17,131,832)	$(17,831,314)
Change in fair value of warrant liabilities	—	(16,168,500)	(16,168,500)
Transaction costs - warrants	—	(963,332)	(963,332)
Net cash used in operating activities	(1,958,317)	—	(1,958,317)
Net cash used in investing activities	(345,000,000)	—	(345,000,000)
Net cash provided by financing activities	347,673,897	—	347,673,897
Net change in cash	$715,580	$—	$715,580

In addition, the impact to the balance sheet dated November 30, 2020, filed on a Current Report on Form 8-K with the SEC on December 4, 2020 related to the impact of accounting for the Warrants as liabilities at fair value resulted in a $26.1 million increase to the derivative warrant liabilities line item at November 30, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item.  There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of  December 31, 2020 and for the period from August 17, 2020 (inception) through December 31, 2020 (collectively, the “Affected Period”), are restated in this Amendment No. 1 to correct the

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

misapplication of accounting guidance related to the Company’s Warrants in the Company’s previously issued audited financial statements for such Affected Periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2020, the carrying values of cash, accounts payable, accrued expenses and franchise tax payable approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets, other than for investments in open-ended money market funds with published daily NAV, in which case the Company uses NAV as a practical expedient to fair value. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. On November 30, 2020, offering costs totaled approximately $19.7 million

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

(inclusive of approximately $12.1 million in deferred underwriting commissions), of which $1 million was charged to expense and $18.7 million was charged to stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 28,726,659 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $10,000, net of applicable franchise taxes of approximately $10,000 for the period from August 17, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from August 17, 2020 (inception) through December 31, 2020 is calculated by dividing general and administration expenses of approximately $688,000, approximately $16.2 million loss from changes in fair value of derivative warrant liabilities, approximately $1.0 million of financing costs associated with derivative warrant liabilities, and franchise taxes of approximately $11,000, resulting in a net loss of approximately $17.8 million, by the weighted average number of Class B common stock outstanding for the period.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity and ASC 815-15, Derivatives and Hedging.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The 17,250,000 Public Warrants issued in connection with the Initial Public Offering and the 9,900,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model.

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Note 4—Initial Public Offering

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

Note 5—Related Party Transactions

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

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

As of December 31, 2020, the Company had 17,250,000 and 9,900,000 Public Warrants and Private Warrants outstanding, respectively.

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

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
•

if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•

at a price of $0.10 per warrant, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined in part by the redemption date and the “fair market value” of the Class A common stock (as defined below) except as otherwise described below;

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

•	upon a minimum of 30 days’ prior written notice to each warrant holder;
•

if, and only if, the reported last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrant holders; and

•

if the last reported sale price of the Class A common stock on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Class A common stock shall mean the average reported last sale price of the Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide the warrant holders with the final fair market value no later than one business day after the ten-trading day period described above ends. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 shares of Class A common stock per whole warrant (subject to adjustment). This redemption feature differs from the typical warrant redemption features used in some other blank check offerings.

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

Note 8—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 28,726,659 were subject to possible redemption at December 31, 2020 and therefore classified outside of permanent equity in the accompanying balance sheet.

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

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
U.S. Treasury Securities (1)	$344,931,000	$—	$—
Derivative warrant liabilities:
Private placement warrants			$16,236,000
Public warrants			$26,047,500

(1)	Excludes $79,316 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy during the period from August 17, 2020 (inception) through December 31, 2020.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially and subsequently been measured at fair value using a Monte Carlo simulation model at each measurement date. For the period ended December 31, 2020, the Company recognized an expense in the statement of operations resulting from an increase in the fair value of derivative warrant liabilities of approximately $16.2 million.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of November 30, 2020	As of December 31, 2020
Stock Price	$9.33 - $10.00	$9.91 - $10.80
Option term (in years)	5.00	5.00
Volatility	25%	25%
Risk-free interest rate	0.36% - 0.45%	0.36% - 0.44%
Dividend yield	0%	0%
Business combination probability	70%	85%

The change in the fair value of the derivative warrant liabilities for the period from August 17, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities as of November 30, 2020	$26,115,000
Change in fair value of derivative warrant liabilities	16,168,500
Derivative warrant liabilities as of December 31, 2020	$42,283,500

Note 10—Income Taxes

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

SPARTAN ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the period from August 17, 2020 (inception) through December 31, 2020:

Statutory Federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(19.0) %
Transaction costs - derivative warrant liabilities	(1.1) %
Change in Valuation Allowance	(0.8) %
Income Taxes Benefit	0.0%

Note 11—Subsequent Events

As described in Note 1—Description of Organization and Business Operations above, on January 23, 2021 the Company entered into a business combination agreement and plan of reorganization with Sunlight Financial LLC.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued, and determined that there have been no other events that have occurred that would require adjustments to or disclosure in the financial statements.