Form 10-Q
period 2021-03-31
Spartan Acquisition Corp. II
filed 2021-05-21
CIK 1821850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Spartan Acquisition Corp. II
(Exact name of registrant as specified in its charter)
Delaware	001-39739	85-2599566
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

9 West 57th Street, 43rd Floor New York, NY		10019
(Address of principal executive offices)		(Zip Code)

(212) 515-3200
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one warrant	SPRQ U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	SPRQ	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SPRQ WS	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SPARTAN ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(As Restated)
Assets:
Current assets:
Cash and cash equivalents	$278,465	$715,580
Prepaid expenses	1,624,571	1,884,598
Total current assets	1,903,036	2,600,178
Investments held in Trust Account	345,079,316	345,010,316
Total Assets	$346,982,352	$347,610,494

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$107,238	$375,291
Accrued expenses	5,236,246	588,317
Accrued income taxes	1,727	—
Franchise tax payable	71,104	21,788
Total current liabilities	5,416,315	985,396
Derivative warrant liabilities	52,456,500	42,283,500
Deferred underwriting commissions	12,075,000	12,075,000
Total Liabilities	69,947,815	55,343,896

Commitments and Contingencies

Class A common stock, $0.0001 par value; 27,203,453 and 28,726,659 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	272,034,530	287,266,590

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 7,296,547 and 5,773,341 shares issued and outstanding (excluding 27,203,453 and 28,726,659 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	729	577
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	863	863
Additional paid-in capital	38,061,790	22,829,882
Accumulated deficit	(33,063,375)	(17,831,314)
Total stockholders’ equity	5,000,007	5,000,008
Total Liabilities and Stockholders’ Equity	$346,982,352	$347,610,494

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTAN ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$5,047,019
General and administrative expenses - related party	30,000
Franchise tax expense	49,315
Loss from operations	(5,126,334)
Other (expense) income:
Change in fair value of derivative warrant liabilities	(10,173,000)
Interest income from investments held in Trust Account	69,000
Loss before income tax	(15,230,334)
Income tax expense	1,727
Net loss	$(15,232,061)

Weighted average shares outstanding of Class A common stock	34,500,000
Basic and diluted net loss per share, Class A common stock	$0.00
Weighted average shares outstanding of Class B common stock	8,625,000
Basic and diluted net loss per share, Class B common stock	$(1.77)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTAN ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020 (As Restated)	5,773,341	$577	8,625,000	$863	$22,829,882	$(17,831,314)	$5,000,008
Common stock subject to possible redemption	1,523,206	152	—	—	15,231,908	—	15,232,060
Net loss	—	—	—	—	—	(15,232,061)	(15,232,061)
Balance - March 31, 2021 (Unaudited)	7,296,547	$729	8,625,000	$863	$38,061,790	$(33,063,375)	$5,000,007

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTAN ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows From Operating Activities:
Net loss	$(15,232,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(69,000)
Change in fair value of warrant derivative liabilities	10,173,000
Changes in operating assets and liabilities:
Prepaid expenses	260,027
Accounts payable	(268,053)
Accrued expenses	4,647,929
Accrued income taxes	1,727
Franchise tax payable	49,316
Net cash used in operating activities	(437,115)

Net change in cash and cash equivalents	(437,115)

Cash and cash equivalents - beginning of the period	715,580
Cash and cash equivalents - end of period	$278,465

Supplemental disclosure of noncash financing activities:
Change in fair value of Class A common stock subject to possible redemption	$(15,232,060)

See accompanying notes to unaudited condensed consolidated financial statements.

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 17, 2020 (inception) to March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end. The Company’s sponsor is Spartan Acquisition Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on November 24, 2020. On November 30, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (each, a “Unit” and collectively, the “Units”),  including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of its over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,900,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $9.9 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (the “Trust Account”) (described below).

Trust Account

The proceeds held in the Trust Account were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or November 30, 2022 (or 27 months from the closing of the Initial Public Offering, or February 28, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering) (the “Combination Period”); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under the New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. As a result, such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they agreed to waive their

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

The boards of directors of each of the Company (acting following consultation with a duly formed Transaction committee) and Sunlight have unanimously approved the Transaction. The Transaction will require the approval of the stockholders of the Company and equity holders of Sunlight, the effectiveness of a registration statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the Transaction (the “Business Combination Registration Statement”), satisfaction of the conditions stated in the definitive agreement and other customary closing conditions. The Transaction is expected to close in the second quarter of 2021.

Sunlight Support Agreement

In connection with the entry into the Business Combination Agreement, on January 23, 2021, certain members of Sunlight whose approval is sufficient to approve and adopt the Business Combination Agreement and the Transactions on behalf of Sunlight’s members (the “Requisite Sunlight Members”), entered into a support agreement, pursuant to which, among other things, the Requisite Sunlight Members agreed to execute and deliver a written consent approving the Business Combination Agreement and the Transactions within two business days after the effectiveness of the Business Combination Registration Statement and to vote in favor of the approval and adoption of the Business Combination Agreement and the Transactions.

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

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Amendment to Letter Agreement

In connection with the execution of the Business Combination Agreement, on January 23, 2021, the Company, the Sponsor and certain other members of our board of directors and/or management team (the “Insiders”) entered into an amendment (the “Letter Agreement Amendment”) to that certain Letter Agreement (the “Existing Letter Agreement”) dated as of November 24, 2020, by and among the Company, our Sponsor and the Insiders, pursuant to which the Sponsor and each Insider will agree, effective as of the Closing and subject to certain exceptions, to modify the lock-up restrictions set forth in the Existing Letter Agreement as follows:

(i) 80% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination (as defined in the Existing Letter Agreement)) held by it, him or her will be restricted from Transfer (as defined in the Letter Agreement Amendment) until the one-year anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock and Class B common stock for cash, securities or other property; and

(ii) 20% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination) held by it, him or her will be restricted from Transfer until the six-month anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period ending at least 90 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock and Class B common stock for cash, securities or other property.

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

Liquidity and Going Concern

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed consolidated financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of a business combination or one year from the date of issuance of these unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $279,000 in its operating bank account, approximately $79,000 of interest income available in the Trust Account to pay for taxes and working capital had a deficit of $3.5 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Through March 31, 2021, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (see Note 4) of approximately $235,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 3, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 11, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The balance of the Company’s operating cash account is swept into cash equivalents on a nightly basis. Additionally, the Company had approximately $79,000 in cash equivalents held in the Trust Account as of March 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investment (net), dividends and interest held in Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the shares of Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” (“ASC 480”) Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 27,203,453 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” (“FASB ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had approximately $1,727 income tax expenses.

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

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase up to an aggregate of 27,150,000 shares of the Company’s Class A common stock in the calculation of the diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed consolidated statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the gain on investment (net), dividends and interest held in Trust Account of approximately $69,000, net of applicable taxes available to be withdrawn from the Trust Account of approximately $51,000, by the weighted average number of Class A common stock outstanding for the three months ended March 31, 2021. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the general and administration expenses of approximately $5,077,000 and the Change in fair value of derivative warrant liabilities of approximately $10,173,000, resulting in a net loss of approximately $15,250,000, by the weighted average number of Class B common stock outstanding for the period.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 27,150,000 warrants, which includes 17,250,000 Public Warrants (as defined below) issued in connection with its Initial Public Offering  and 9,900,000 Private Placement Warrants issued in connection with the Private Placement, as derivative warrant liabilities in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement has been estimated using the closing price of SPRQ WS as of March 31, 2021 and the Black-Scholes option pricing model, respectively.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (the “2020 ASU”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The 2020 ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the 2020 ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

On November 30, 2020, the Company consummated its Initial Public Offering of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of its over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value per share, and one-half of one warrant (each, a “Public Warrant” and, together with the Private Placement Warrants, the “Warrants”).

Note 4 — Related Party Transactions

Founder Shares

In August 2020, 11,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B common stock” or “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of certain offering costs on behalf of the Company, or approximately $0.002 per share. In October 2020, the Sponsor transferred 50,000 Founder Shares to each of the two independent director nominees at their original purchase price. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500 Founder Shares, which the Company cancelled. Also in November 2020, the Company effected a stock dividend on the Class B common stock, (which receipt of such dividends was waived by the independent director nominees) resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. All shares and associated amounts had been retroactively restated to reflect the share surrender and the stock dividend. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 shares were no longer subject to forfeiture.

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

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Support Agreement

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $30,000 for such services for the period ended March 31, 2021.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans, if any, (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans, if any) are entitled to registration rights pursuant to a registration rights agreement signed on the pricing date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Derivative Warrant Liabilities

Warrants — Public Warrants may only be exercised for a whole number of shares of common stock. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
•

at a price of $0.10 per warrant, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined in part by the redemption date and the “fair market value” of the Class A common stock except as otherwise described below;

•	upon a minimum of 30 days’ prior written notice to each warrant holder; and
•

if, and only if, the reported last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrant holders.

The “fair market value” of the Class A common stock shall mean the average reported last sale price of the Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide the warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 shares of Class A common stock per whole warrant (subject to adjustment). This redemption feature differs from the typical warrant redemption features used in some other blank check offerings.

No fractional shares of Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down, to the nearest whole number, the number of shares of Class A common stock to be issued to the holder.

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

Note 7 — Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 27,203,453 shares were subject to possible redemption at March 31, 2021 and therefore classified outside of permanent equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In August 2020, the Company issued 11,500,000 shares of Class B common stock to the Sponsor. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500 shares of Class B common stock, which the Company cancelled. Also in November 2020, the Company effected a stock dividend on the Class B common stock, (which receipt of such dividends was waived by the independent director

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

nominees) resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and the stock dividend. Of the 8,625,000 shares of Class B common stock outstanding, up to 1,125,000 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On December 31, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 shares were no longer subject to forfeiture.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities(1)	$345,000,000	-	-	345,000,000
Liabilities:
Derivative warrant liabilities - Public warrants	31,567,500	-	-	31,567,500
Derivative warrant liabilities - Private placement warrants	-	-	20,889,000	20,889,000
Total fair value	$376,567,500	$-	$20,889,000	$397,456,500

(1)Excludes approximately $79,316 of investments held in cash and cash equivalents within the Trust Account.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The Company transferred $31,567,500 of Public Warrants out of Level 3 to Level 1 due to the use of a quoted price in an active market. There were no other transfers between levels for the three months ended March 31, 2021.

The Company utilizes the Black-Scholes option pricing model and a quoted price in an active market to estimate the fair value of the Private Placement Warrants and Public Warrants, respectively, as of March 31, 2021, with changes

SPARTAN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in fair value recognized in the unaudited condensed consolidated statement of operations. For the three months ended March 31, 2021, the Company recognized a change from an increase in the fair value of liabilities of approximately $10,173,000 presented on the accompanying unaudited condensed consolidated statement of operations.

The change in the fair value of the derivative warrant liabilities for three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities as of January 1, 2021	$42,283,500
Change in fair value of derivative warrant liabilities	10,173,000
Derivative warrant liabilities as of March 31, 2021	$52,456,500

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of March 31, 2021
Stock Price	$10.46
Option term (in years)	5.00
Volatility	25%
Risk-free interest rate	0.92%
Dividend yield	0%
Business combination probability	100%

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. Approximately $1,727 was recorded as accrued income tax for the three months ended March 31, 2021. The Company’s effective tax rate for the three months ended March 31, 2021 was a negative 0.01%, which differs from the expected income tax rate due to the start-up costs and the change in fair value of derivative warrant liabilities which are not deductible.

Note 10 — Subsequent Events

As described in Note 1 “Description of Organization and Business Operations” above, on January 23, 2021, the Company entered into a business combination agreement and plan of reorganization with Sunlight Financial LLC.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no other events that have occurred that would require adjustments to or disclosure in the unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Spartan,” “our,” “us” or “we” refer to Spartan Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings. Forward-looking statements relate to the future and are subject to many risks, assumptions and uncertainties, including those risks set forth in this Quarterly Report and as described in Part I, Item 1A. “Risk Factors” of our Amendment No. 1 on Form 10-K/A for the period ended December 31, 2020, filed with the SEC on May 11, 2021 (the “2020 Annual Report Amendment”).

Overview

We are a blank check company incorporated on August 17, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Initial Business Combination”).

Our registration statement for our initial public offering (“Initial Public Offering”) became effective on November 24, 2020.  On November 30, 2020, we consummated the Initial Public Offering of 34,500,000 units (“Units”), including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of its over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 9,900,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to Spartan Acquisition Sponsor II LLC (our “Sponsor”), generating additional gross proceeds of $9.9 million.

Upon the closing of the Initial Public Offering, the Private Placement, and the over-allotment option on November 30, 2020, $345.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust

Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to affect the substance or timing of our obligation to redeem 100% of such Public Shares if we have not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or November 30, 2022 (or 27 months from the closing of the Initial Public Offering, or February 28, 2023, if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination within 24 months from the closing of the Initial Public Offering) (the “Combination Period”); or (iii) the redemption of 100% of the Public Shares we are unable to complete an Initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Proposed Business Combination

On January 23, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with SL Invest I Inc., a Delaware corporation and wholly owned subsidiary of the Company (“MergerCo1”), SL Invest II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“MergerCo2”), SL Financial Investor I LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Holdings I”), SL Financial Investor II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Holdings II”), SL Financial Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Spartan Sub”), SL Financial LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“OpCo Merger Sub” and collectively with MergerCo1, MergerCo2, Holdings I, Holdings II and the Company, the “Spartan Subsidiaries”), Sunlight Financial LLC, a Delaware limited liability company (“Sunlight”), FTV-Sunlight, Inc., a Delaware corporation (“FTV Blocker”) and Tiger Co-Invest B Sunlight Blocker, LLC, a Delaware limited liability company (“Tiger Blocker,” and collectively with FTV Blocker, the “Blockers”). Subject to the satisfaction or waiver of the conditions to closing of the transactions contemplated by the Business Combination Agreement (the “Transactions”), the Transactions will effect an Initial Business Combination between us and Sunlight. Following the closing of the Transactions (the “Closing”), the combined company will be organized in an “Up-C” structure, meaning that all of the material assets of the combined company will be held by Sunlight, and Spartan’s only material assets will be its equity interests in Sunlight.

The boards of directors of each of the Company (acting following consultation with a duly formed Transaction committee) and Sunlight have unanimously approved the Transaction. The Transaction will require the approval of the stockholders of the Company and equity holders of Sunlight, the effectiveness of a registration statement to be filed with the SEC in connection with the Transaction (the “Business Combination Registration Statement”), satisfaction of the conditions stated in the definitive agreement and other customary closing conditions. The Transaction is expected to close in the second quarter of 2021.

Sunlight Support Agreement

In connection with the entry into the Business Combination Agreement, on January 23, 2021, certain members of Sunlight whose approval is sufficient to approve and adopt the Business Combination Agreement and the Transactions on behalf of Sunlight’s members (the “Requisite Sunlight Members”), entered into a support agreement, pursuant to which, among other things, the Requisite Sunlight Members agreed to execute and deliver a written consent approving the Business Combination Agreement and the Transactions within two business days after the effectiveness of the Business Combination Registration Statement and to vote in favor of the approval and adoption of the Business Combination Agreement and the Transactions.

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

Amendment to Letter Agreement

In connection with the execution of the Business Combination Agreement, on January 23, 2021, the Company, the Sponsor and certain other members of our board of directors and/or management team (the “Insiders”) entered into an amendment (the “Letter Agreement Amendment”) to that certain Letter Agreement (the “Existing Letter Agreement”) dated as of November 24, 2020, by and among the Company, our Sponsor and the Insiders, pursuant to which the Sponsor and each Insider will agree, effective as of the closing and subject to certain exceptions, to modify the lock-up restrictions set forth in the Existing Letter Agreement as follows:

(i) 80% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination (as defined in the Existing Letter Agreement)) held by it, him or her will be restricted from Transfer (as defined in the Letter Agreement Amendment) until the one-year anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock and Class B common stock for cash, securities or other property; and

(ii) 20% of the Class B common stock (including any shares of Class A common stock issued in respect of the conversion of such Class B common stock upon the consummation of a Business Combination) held by it, him or her will be restricted from Transfer until the six-month anniversary of the date of the consummation of a Business Combination, or earlier if, subsequent to the consummation of a Business Combination, (a) the last sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period ending at least 90 days after the consummation of a Business Combination or (b) the Company consummates a transaction which results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock and Class B common stock for cash, securities or other property.

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of approximately $15,232,000, which consisted of approximately $5,077,000 in general and administrative expenses (including approximately $4,310,000 of merger-

related expenses), $50,000 in franchise tax expenses, $10,173,000 in change in the fair value of warrant liabilities and $2,000 in income tax expense, which was partially offset by approximately $69,000 net gain on investments held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $279,000 in our operating bank account, approximately $79,000 of interest income available in the Trust Account to pay for taxes and working capital deficit of $3.5 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Through March 31, 2021, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for issuance of shares of our Class B common stock, par value $0.0001 per share (“Class B common stock” or “Founder Shares”), a loan under an unsecured promissory note (the “Note”) of approximately $235,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note on December 3, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, loan us funds (the “Working Capital Loans”). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed consolidated financial statements. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Initial Business Combination or one year from the date of issuance of these unaudited condensed consolidated financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay administrative services fees to our Sponsor that total $10,000 per month for office space, secretarial and administrative services provided to members of our management team, pursuant to that certain administrative services agreement entered into in connection with the Initial Public Offering.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income from investments held in Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 27,203,453 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 27,150,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the interest income from investments held in the Trust Account of approximately $69,000, net of applicable taxes of approximately $51,000 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the general and administration expenses of approximately $5,077,000 and the Change in fair value of derivative warrant liabilities of approximately $10,173,000, resulting in a net loss of approximately $15,250,000, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on November 30, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report Amendment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A. “Risk Factors” in the 2020 Annual Report Amendment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In August 2020, 11,500,000 Founder Shares were issued to our Sponsor in exchange for the payment of $25,000 of certain offering costs on behalf of the Company, or approximately $0.002 per share. In October 2020, our Sponsor transferred 50,000 Founder Shares to each of the two independent director nominees at their original purchase price. In November 2020, our Sponsor returned to us at no cost an aggregate of 4,312,500 Founder Shares, which we cancelled. Also in November 2020, we effected a stock dividend on the Class B common stock, (which receipt of such dividends was waived by the independent director nominees) resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. All shares and associated amounts had been retroactively restated to reflect the share surrender and the stock dividend. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 shares were no longer subject to forfeiture. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 9,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $9.9 million These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On November 30, 2020, we consummated the Initial Public Offering of 34,500,000 Units, including 4,500,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $345,000,000.

On November 30, 2020, simultaneously with the consummation of the Initial Public Offering, we completed the Private Placement of 9,900,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to us of approximately $9,900,000.

Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Cowen and Company, LLC acted as book-running managers and representatives served as underwriters for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statements on Form S-1 (Registration No. 333-249430 and 333-250942) (together, the “IPO Registration Statements”). The SEC declared the IPO Registration Statements effective on November 24, 2020.

From August 17, 2020 (inception) through November 30, 2020 (closing date), we incurred approximately $19,700,000 for costs and expenses related to the Initial Public Offering. In connection with the closing of the Initial

Public Offering, we paid a total of $6,900,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination. Prior to the closing of the Initial Public Offering, an affiliate of the Sponsor advanced us approximately $235,000 to be used for a portion of the expenses of the Initial Public Offering. A total of approximately $235,000 was repaid upon completion of the Initial Public Offering out of the $1,000,000 of Initial Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on November 27, 2020.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $12,075,000, which amount will be payable upon consummation of the Initial Business Combination) and offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants were $348,000,000, of which $345,000,000 (or $10.00 per share sold in the Initial Public Offering) was placed in the Trust Account.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering filed with the SEC on November 27, 2020.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1#

Business Combination Agreement and Plan of Reorganization, dated as of January 23, 2021, by and among the Company, the Spartan Subsidiaries, FTV Blocker, Tiger Blocker and Sunlight (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on January 25, 2021).

3.1

Amended and Restated Certificate of Incorporation of Spartan Acquisition Corp. II (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020).

3.2	Bylaws of Spartan Acquisition Corp. II (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on November 19, 2020).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on January 25, 2021).

10.2

Founders Stock Agreement, dated January 23, 2021, by and among Spartan Acquisition Corp. II, Spartan Acquisition Sponsor II LLC and the other holders of Founder Shares (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on January 25, 2021).

10.3

Amendment No. 1 to Letter Agreement, dated as of January 23, 2021, by and among Spartan Acquisition Corp. II, its officers and directors and Spartan Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on January 25, 2021).

31.1*

Certification of Chief Executive Officer of Spartan Acquisition Corp. II pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer of Spartan Acquisition Corp. II pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of Spartan Acquisition Corp. II pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Spartan Acquisition Corp. II pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRLTaxonomy Extension Schema Document.
101.CAL*	XBRLTaxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document.
101.LAB*	XBRLTaxonomy Extension Label Linkbase Document.
101.PRE*	XBRLTaxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (Embedded within the Inline XBRL document and included in Exhibit 101).

#	All schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN ACQUISITION CORP. II

Date: May 21, 2021	By:	/s/ Geoffrey Strong
	Name:	Geoffrey Strong
	Title:	Chief Executive Officer
(Principal Executive Officer)