Form 10-Q
period 2021-06-30
Sunlight Financial Holdings Inc.
filed 2021-08-16
CIK 1821850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Sunlight Financial Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39739	85-2599566
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

101 N. Tryon Street, Suite 1000, Charlotte, North Carolina	28246
(Address of principal executive offices)	(Zip Code)

(888) 315-0822

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SUNL	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SUNL WS	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2021, 84,837,655 shares of Class A common stock, par value $0.0001 per share, and 47,595,455 shares of Class C common stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

On July 9, 2021, Spartan Acquisition Corp. II, our predecessor company (“Spartan”), consummated the previously announced business combination (the “Business Combination”) by and among SL Invest I Inc., a Delaware corporation and wholly owned subsidiary of Spartan (“MergerCo1”), SL Invest II LLC, a Delaware limited liability company and wholly owned subsidiary of Spartan (“MergerCo2”), SL Financial Investor I LLC, a Delaware limited liability company and wholly owned subsidiary of Spartan (“Holdings I”), SL Financial Investor II LLC, a Delaware limited liability company and wholly owned subsidiary of Spartan (“Holdings II”), SL Financial Holdings Inc., a Delaware corporation and wholly owned subsidiary of Spartan (“Spartan Sub”), SL Financial LLC, a Delaware limited liability company and wholly owned subsidiary of Spartan Sub (“OpCo Merger Sub” and, collectively with MergerCo1, MergerCo2, Holdings I, Holdings II and Spartan Sub, the “Spartan Subsidiaries”), Sunlight Financial LLC, a Delaware limited liability company (“Sunlight”), FTV-Sunlight, Inc., a Delaware corporation (“FTV Blocker”) and Tiger Co-Invest B Sunlight Blocker, LLC, a Delaware limited liability company (“Tiger Blocker” and, collectively with FTV Blocker, the “Blockers”), pursuant to which, among other things, (i) OpCo Merger Sub merged with and into Sunlight, with Sunlight surviving the merger, (ii) MergerCo1 merged with and into FTV Blocker, with FTV Blocker surviving as a wholly owned subsidiary of Spartan and immediately thereafter, FTV Blocker merged with and into Holdings I, with Holdings I surviving the merger as a wholly owned subsidiary of Spartan, (iii) MergerCo2 merged with and into Tiger Blocker, with Tiger Blocker surviving as a wholly owned subsidiary of Spartan and immediately thereafter, Tiger Blocker merged with and into Holdings II, with Holdings II surviving the merger as a wholly owned subsidiary of Spartan, and (iv) thereafter, Spartan contributed all of its remaining assets (other than the membership interests in each of Holdings I, Holdings II and Spartan Sub) to Spartan Sub, and Spartan Sub in turn contributed such assets to Sunlight. Upon consummation of the Business Combination, Spartan was renamed Sunlight Financial Holdings Inc. (“Sunlight Financial Holdings”). Unless stated otherwise, this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains information about Spartan before the Business Combination. References to the “Company” in this Quarterly Report refer to Spartan before the consummation of the Business Combination or Sunlight Financial Holdings after the Business Combination, as the context suggests.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$140,205	$715,580
Prepaid expenses	1,374,792	1,884,598
Total current assets	1,514,997	2,600,178
Cash, cash equivalents and Investments held in Trust Account	345,047,393	345,010,316
Total Assets	$346,562,390	$347,610,494

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$239,726	$375,291
Accrued expenses	5,436,273	588,317
Due to related party	1,815,013	-
Franchise tax payable	120,967	21,788
Total current liabilities	7,611,979	985,396
Derivative warrant liabilities	51,444,000	42,283,500
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	71,130,979	55,343,896

Commitments and Contingencies

Class A common stock, $0.0001 par value; 27,043,141 and 28,726,659 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	270,431,410	287,266,590

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 7,456,859 and 5,773,341 shares issued and outstanding (excluding 27,043,141 and 28,726,659 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	746	577
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December, 2020	863	863
Additional paid-in capital	39,664,893	22,829,882
Accumulated deficit	(34,666,501)	(17,831,314)
Total stockholders’ equity	5,000,001	5,000,008
Total Liabilities and Stockholders’ Equity	$346,562,390	$347,610,494

See accompanying notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021

General and administrative expenses	$2,536,052	7,583,071
General and administrative expenses - related party	30,000	60,000
Franchise tax expense	49,863	99,178
Loss from operations	(2,615,915)	(7,742,249)
Other income (expense):
Change in fair value of derivative warrant liabilities	1,012,500	(9,160,500)
Net gain from investments held in Trust Account	5,562	74,562
Loss before income taxes	(1,597,853)	(16,828,187)
Income tax expense	5,273	7,000
Net loss	$(1,603,126)	(16,835,187)

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000
Basic and diluted net loss per share, Class A common stock	$0.00	$0.00
Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000
Basic and diluted net loss per share, Class B common stock	$(0.19)	$(1.95)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	5,773,341	$577	8,625,000	$863	$22,829,882	$(17,831,314)	$5,000,008
Common stock subject to possible redemption	1,523,206	152	-	-	15,231,908	-	15,232,060
Net loss	-	-	-	-	-	(15,232,061)	(15,232,061)
Balance - March 31, 2021 (unaudited)	7,296,547	729	8,625,000	863	38,061,790	(33,063,375)	5,000,007
Common stock subject to possible redemption	160,312	17	-	-	1,603,103	-	1,603,120
Net loss	-	-	-	-	-	(1,603,126)	(1,603,126)
Balance - June 30, 2021 (unaudited)	7,456,859	$746	8,625,000	$863	$39,664,893	$(34,666,501)	$5,000,001

See accompanying notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(16,835,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(74,562)
Change in fair value of warrant derivative liabilities	9,160,500
Changes in operating assets and liabilities:
Prepaid expenses	509,806
Accounts payable	(135,565)
Due to related party	1,815,013
Accrued expenses	4,847,956
Franchise tax payable	99,179
Net cash used in operating activities	(612,860)

Cash Flows from Investing Activities
Interest released from Trust Account to pay taxes	37,485
Net cash provided by investing activities	37,485

Net change in cash and cash equivalents	(575,375)

Cash and cash equivalents - beginning of the period	715,580
Cash and cash equivalents - end of the period	$140,205

Supplemental Cash flow Information
Cash paid for income taxes	$7,000

Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to possible redemption	$(16,835,180)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 17, 2020 (inception) to June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end. The Company’s sponsor is Spartan Acquisition Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 9,900,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $9.9 million (Note 4).

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

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Business Combination

On July 9, 2021 (the “Closing Date”), Sunlight Financial Holdings Inc., a Delaware corporation (formerly known as Spartan Acquisition Corp. II), consummated the previously announced business combination pursuant to that certain Business Combination Agreement (the “Business Combination Agreement”), dated January 23, 2021, by and among Spartan Acquisition Corp. II, a Delaware corporation (“Spartan”), SL Invest I Inc., a Delaware corporation and wholly-owned subsidiary of Spartan (“MergerCo1”), SL Invest II LLC, a Delaware limited liability company and wholly-owned subsidiary of Spartan (“MergerCo2”), SL Financial Investor I LLC, a Delaware limited liability company and wholly-owned subsidiary of Spartan (“Holdings I”), SL Financial Investor II LLC, a Delaware limited liability company and wholly-owned subsidiary of Spartan (“Holdings II”), SL Financial Holdings Inc., a Delaware corporation and wholly-owned subsidiary of Spartan (“Spartan Sub”), SL Financial LLC, a Delaware limited liability company and wholly-owned subsidiary of Spartan Sub (“OpCo Merger Sub” and collectively with MergerCo1, MergerCo2, Holdings I, Holdings II and Spartan Sub, the “Spartan Subsidiaries”), Sunlight Financial LLC, a Delaware limited liability company (“Sunlight”), FTV-Sunlight, Inc., a Delaware corporation (“FTV Blocker”), and Tiger Co-Invest B Sunlight Blocker LLC, a Delaware limited liability company (“Tiger Blocker,” and collectively with FTV Blocker, the “Blockers”). The transactions contemplated by the Business Combination Agreement are collectively referred to herein as the “Business Combination.”

Upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions,” and such completion, the “Closing”), the post-combination company is organized in an “Up-C” structure, such that all of the material assets of the combined company are held by Sunlight, and the only material asset of the Company (together with its wholly-owned subsidiaries, Spartan Sub, Holdings I and Holdings II) is its indirect equity interests in Sunlight.

Founders Stock Agreement

In connection with the entry into the Business Combination Agreement, but effective as of the Closing of the Transactions, the Company and the initial stockholders entered into a Founders Stock Agreement (the “Founders Stock Agreement”), pursuant to which, among other things, subject to and effective immediately prior to the Closing of the Transactions, the Sponsor agreed to surrender up to 25% of the Class B common stock held by the Sponsor (at a 1:4 ratio to the percentage, if any, of redemptions by holders of Class A common stock); provided that no such surrender shall occur unless more than 5% of the outstanding shares of Class A common stock are actually redeemed by the Company.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $140,000 in its operating bank account and a working capital deficit of approximately $6.0 million.

Through June 30, 2021, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (see Note 4) of approximately $235,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 3, 2020. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the execution of the Business Combination Agreement, on January 23, 2021, Spartan entered into the Subscription Agreements with the New PIPE Investors (as defined in the Proxy Statement) pursuant to which the New PIPE Investors agreed to purchase, and Spartan agreed to sell to the New PIPE Investors, an aggregate of 25,000,000 shares of Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share, or an aggregate purchase price of $250.0 million, in a private placement (the “PIPE Financing”). Upon closing of the Business Combination, the Company retained $50 million net of transaction expenses as working capital.

Upon closing of the Business Combination, the Company’s immediate sources of liquidity include cash generated from operations, accounts receivable, and existing credit facilities of Sunlight. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through one year from this filing.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The balance of the Company’s operating cash account is swept into cash equivalents on a nightly basis. Additionally, the Company had approximately $345,047,000 in cash equivalents held in the Trust Account as of June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“FASB ASC 480”) Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 27,043,141 and 28,726,659 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740 “Income Taxes” (“FASB ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $1.6 million and approximately $144,000, respectively, with a full valuation allowance against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended on June 30, 2021, the Company had $5,273 and $7,000 in income tax expenses, respectively.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock includes the Founder Shares, as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$5,562	$74,562
Less: Company’s portion available to be withdrawn to pay taxes	(5,562)	(74,562)
Net income attributable to Class A common stock	$-	$-
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	34,500,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net (loss)	$(1,603,126)	$(16,835,187)
Net income allocable to Class A common stock	-	-
Net (loss) attributable to Class B common stock	$(1,603,126)	$(16,835,187)
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000
Basic and diluted net loss per share, Class B common stock	$(0.19)	$(1.95)

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15, “Derivatives and Hedging, Embedded Derivatives”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its Public Warrants (as defined below) issued in connection with its Initial Public Offering and Private Placement Warrants issued in connection with the Private Placement as derivative warrant liabilities in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement measured was estimated at fair value using a Monte Carlo simulation model as of December 31, 2020. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement has been estimated using the closing price of SPRQ WS as of June 30, 2021 and the Black-Scholes option pricing model, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (the “2020 ASU”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The 2020 ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the 2020 ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

Founder Shares

In August 2020, 11,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B common stock” or “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of certain offering costs on behalf of the Company, or approximately $0.002 per share. In October 2020, the Sponsor transferred 50,000 Founder Shares to each of the two independent director nominees at their original purchase price. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500 Founder Shares, which the Company cancelled. Also in November 2020, the Company effected a stock dividend on the Class B common stock (which receipt of such dividends was waived by the independent director nominees), resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. All shares and associated amounts had been retroactively restated to reflect the share surrender and the stock dividend. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 shares were no longer subject to forfeiture.

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

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Related Party Loans

On August 17, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest bearing and payable upon the closing date of the Initial Public Offering. As of November 30, 2020, the Company borrowed approximately $235,000 under the Note. The Company fully repaid the Note on December 3, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $30,000 and $60,000 for such services for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, there were no outstanding balance on the accompanying condensed balance sheets.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans, if any), are entitled to registration rights pursuant to a registration rights agreement signed on the pricing date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on November 30, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $12.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 - Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company had 17,250,000 Public Warrants and 9,900,000 Private Placement Warrants outstanding.

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

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined in part by the redemption date and the “fair market value” of the Class A common stock except as otherwise described below;

●	upon a minimum of 30 days’ prior written notice to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrant holders.

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

Note 7 - Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 27,043,141 and 28,726,659 shares were subject to possible redemption at June 30, 2021 and December 31, 2020, respectively, and therefore classified outside of permanent equity in the accompanying balance sheets.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 8 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3
Liabilities:
Derivative warrant liabilities - Public warrants	$31,050,000	$-	$
Derivative warrant liabilities - Private placement warrants	-	-		20,394,000
Total fair value	$376,097,393	$-		$20,394,000

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities (1)	$344,931,000	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	-	-	26,047,500
Derivative warrant liabilities - Private placement warrants	-	-	16,236,000
Total fair value	$344,931,000	$-	$42,283,500

(1)	Excludes $79,316 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The Company transferred $31,567,500 of Public Warrants out of Level 3 to Level 1 due to the use of a quoted price in an active market. There were no other transfers between levels for the three and six months ended June 30, 2021.

As of December 31, 2020, the fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were measured at fair value using a Monte Carlo simulation model. As of June 30, 2021, the Company utilizes the Black-Scholes option pricing model and a quoted price in an active market to estimate the fair value of the Private Placement Warrants and Public Warrants, respectively, with changes in fair value recognized in the unaudited condensed consolidated statement of operations. For the three months ended June 30, 2021, the Company recognized a change from an increase in the fair value of liabilities of approximately $1,013,000 and for six months ended June 30, 2021, the Company recognized a change from a decrease in the fair value of liabilities of approximately $9,161,000, presented on the accompanying unaudited condensed consolidated statements of operations.

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities as of January 1, 2021	$42,283,500
Transfer of Public Warrants from Level 3	(26,047,500)
Change in fair value of derivative warrant liabilities	4,653,000
Derivative warrant liabilities as of March 31, 2021	$20,889,000
Change in fair value of derivative warrant liabilities	(495,000)
Derivative warrant liabilities as of June 30, 2021	$20,394,000

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

SUNLIGHT FINANCIAL HOLDINGS INC.

(f/k/a SPARTAN ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of June 30, 2021	As of December 31, 2021
Stock Price	$9.99	$9.91 - $10.80
Option term (in years)	5.00	5.00
Volatility	28%	27.5%
Risk-free interest rate	0.87%	0.36%- 0.44%
Dividend yield	0%	0%
Business combination probability	100%	85%

Note 9 - Subsequent Events

As described in Note 1 “Description of Organization and Business Operations” above, on July 9, 2021, the Company consummated the previously announced business combination plan of reorganization with Sunlight.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no other events that have occurred that would require adjustments to or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Spartan,” “our,” “us” or “we” refer to Sunlight Financial Holdings Inc. (f/k/a Spartan Acquisition Corp. II), except where the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “expect,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (the “SEC”) filings. Forward-looking statements relate to the future and are subject to many risks, assumptions and uncertainties, including those risks set forth in this Quarterly Report and as described in the section “Risk Factors” in the Company’s proxy statement/prospectus filed with the SEC on June 21, 2021.

Overview

We are a former blank check company incorporated on August 17, 2020 as a Delaware corporation under the name “Spartan Acquisition Corp. II,” and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 9, 2021, we consummated our Business Combination with Sunlight (as defined below).

Recent Developments

Business Combination

On July 9, 2021, we consummated the transactions pursuant to that certain business combination agreement and plan of reorganization , dated as of January 23, 2021 (the “Business Combination Agreement”), by and among Spartan, SL Invest I Inc., a Delaware corporation and wholly owned subsidiary of the Company (“MergerCo1”), SL Invest II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“MergerCo2”), SL Financial Investor I LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Holdings I”), SL Financial Investor II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Holdings II”), SL Financial Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Spartan Sub”), SL Financial LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“OpCo Merger Sub” and collectively with MergerCo1, MergerCo2, Holdings I, Holdings II and the Company, the “Spartan Subsidiaries”), Sunlight Financial LLC, a Delaware limited liability company (“Sunlight”), FTV-Sunlight, Inc., a Delaware corporation (“FTV Blocker”) and Tiger Co-Invest B Sunlight Blocker, LLC, a Delaware limited liability company (“Tiger Blocker,” and collectively with FTV Blocker, the “Blockers”). Pursuant to the terms of the Business Combination Agreement, among other things, (i) OpCo Merger Sub merged with and into Sunlight, with Sunlight surviving the merger, (ii) MergerCo1 merged with and into FTV Blocker, with FTV Blocker surviving as a wholly owned subsidiary of Spartan and immediately thereafter, FTV Blocker merged with and into Holdings I, with Holdings I surviving the merger as a wholly owned subsidiary of Spartan, (iii) MergerCo2 merged with and into Tiger Blocker, with Tiger Blocker surviving as a wholly owned subsidiary of Spartan and immediately thereafter, Tiger Blocker merged with and into Holdings II, with Holdings II surviving the merger as a wholly owned subsidiary of Spartan and (iv) thereafter Spartan contributed all of its remaining assets (other than the membership interests in each of Holdings I, Holdings II and Spartan Sub) to Spartan Sub and Spartan Sub in turn contributed such assets to Sunlight. Upon consummation of the Business Combination, Spartan was renamed Sunlight Financial Holdings Inc. (“Sunlight Financial Holdings”) and the combined company is organized in an “Up-C” structure, meaning that all of the material assets of the combined company are held by Sunlight, and Sunlight Financial Holdings’ only material assets are its equity interests in Sunlight.

PIPE Financing

On July 9, 2021, in connection with the closing of the Business Combination, a number of investors (collectively, the “Subscribers”) purchased an aggregate of 25,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock” and such shares purchased by the Subscribers, the “PIPE Shares”), at a purchase price of $10.00 per share for an aggregate purchase price of $250,000,000 in a private placement, pursuant to separate subscription agreements, dated as of January 23, 2021 (collectively, the “Subscription Agreements”). Pursuant to the Subscription Agreements, we gave certain registration rights to the Subscribers with respect to the PIPE Shares.

Results of Operations

Our entire activity from inception through the completion of the Business Combination related to our formation, the preparation for our initial public offering (the “Initial Public Offering”) of 34,500,000 units (each, a “Unit” and collectively, the “Units”), and since the closing of the Initial Public Offering, the search for a prospective merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Prior to the completion of the Business Combination, we neither engaged in any operations nor generated any revenues. Although we did not generate any operating revenues prior to the completion of the Business Combination, we have generated non-operating income in the form of gain on investment (net), dividends and interest held in a trust account located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). As a result of the closing of the Business Combination, our business has substantially changed and is now that of Sunlight. Accordingly, we expect to incur increased expenses as a result of being a public operating company.

For the three months ended June 30, 2021, we had a net loss of approximately $1.6 million, which consisted of approximately $2.6 million in general and administrative expenses (including approximately $2.1 million of merger-related expenses), $50,000 in franchise tax expenses, $5,000 in income tax expense, which was partially offset by approximately $1.0 million in change in the fair value of warrant liabilities and $6,000 net gain on investments held in the Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $16.8 million, which consisted of approximately $7.6 million in general and administrative expenses (including approximately $6.4 million of merger-related expenses), $99,000 in franchise tax expenses, $9.2 million in change in the fair value of warrant liabilities and $7,000 in income tax expense, which was partially offset by approximately $75,000 net gain on investments held in the Trust Account.

Liquidity and Capital Resources

Following the consummation of Spartan’s Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the sale of equity securities not held in the Trust Account and an aggregate of approximately $37,500 of interest income released from the Trust Account since inception to fund income tax and franchise tax payments.

As of June 30, 2021, we had approximately $140,000 in our operating bank account, approximately $47,000 of interest income available in the Trust Account to pay for taxes and working capital deficit of $6.0 million.

On January 23, 2021, we entered into the Business Combination Agreement with Sunlight and closed the Business Combination on July 9, 2021. Approximately $192,297,000 of the funds held in the Trust Account were also used to fund the redemption of 19,227,063 shares of Class A common stock. The Company also had PIPE financing (as noted above) and raised $250 million.

Contractual Obligations

Underwriting Agreement

The underwriters of Spartan’s Initial Public Offering were entitled to an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate, was deferred and paid upon the consummation of the Business Combination from the amounts held in the Trust Account.

As of June 30, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay administrative services fees to our Sponsor that total $10,000 per month for office space, secretarial and administrative services provided to members of our management team, pursuant to that certain administrative services agreement entered into in connection with the Initial Public Offering, which terminated upon completion of the Business Combination.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account have been classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income from investments held in Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Common Stock Subject to Possible Redemption

We accounted for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock featured certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 27,043,141 and 28,726,659 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

Our unaudited condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock includes the Founder Shares, as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on November 30, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. To respond to this material weakness, we have devoted, and plan to continue to devote, significant efforts and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

With the exception of changes made in response to the SEC Staff Statement noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 7, 2021, a lawsuit was filed in the Supreme Court of the State of New York by a purported Spartan stockholder in connection with the Business Combination: Boiron v. Spartan Acquisition Corp. II et. al., Index No. 652310/2021 (Sup. Ct. N.Y. Cnty.) (the “Boiron complaint”). Separately, on April 15, 2021, a lawsuit was filed in the United States District Court for the Southern District of New York by a purported Spartan stockholder in connection with the Business Combination: Gonzalez v. Spartan Acquisition Corp. II et al., Case No. 1:21-cv-02896 (S.D.N.Y.) (the “Gonzalez complaint” and, together with the Boiron complaint, the “complaints”). The complaints name Spartan and certain current and former members of the board of directors of Spartan (the “Spartan Board”) as defendants. The complaints allege, among other things, that the Registration Rights Agreement entered into in connection with the Business Combination is misleading and/or omits material information concerning the Business Combination and that, as a result, the members of the Spartan Board breached their fiduciary duties. The Gonzalez complaint also alleges that all defendants violated Section 14(e) of the Exchange Act, and that the members of the Spartan Board violated Section 20(a) of the Exchange Act. The complaints generally seek injunctive relief, unspecified damages and an award of attorneys’ and experts’ fees, among other remedies. Spartan has also received demand letters, on behalf of purported Spartan stockholders, making similar allegations.

Although we cannot predict the outcome of or estimate the possible loss or range of loss from these matters, we believe that the pending and threatened lawsuits are without merit and intend to vigorously defend them.

Item 1A. Risk Factors.

As a result of the closing of the Business Combination on July 9, 2021, the risk factors previously discussed in Part I, Item 1A. “Risk Factors” of Spartan’s Amendment No. 1 on Form 10-K/A for the period ended December 31, 2020, filed with the SEC on May 11, 2021, no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Company’s proxy statement/prospectus filed with the SEC on June 21, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

3.1***	Second Amended and Restated Certificate of Incorporation of Sunlight Financial Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021).
3.2***	Amended and Restated Bylaws of Sunlight Financial Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021).
3.3***	Fifth Amended and Restated Limited Liability Company Agreement of Sunlight Financial LLC (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021).
4.1***	Warrant Agreement, dated November 24, 2020, between Spartan and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Spartan’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020).
4.2***	Warrant to Purchase Units, dated February 27, 2021 between Sunlight Financial LLC and Tech Capital LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021).
4.3***	Amendment No. 1 to Warrant to Purchase Units, dated July 8, 2021 between Sunlight Financial and Tech Capital LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021).
10.1***†	Loan and Security Agreement, dated as of April 26, 2021, between Sunlight Financial LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

31.1*	Certification of Chief Executive Officer of Sunlight Financial Holdings Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Sunlight Financial Holdings Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of Sunlight Financial Holdings Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Sunlight Financial Holdings Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	Incorporated by reference to prior filing.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit (indicated by asterisks) have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNLIGHT FINANCIAL HOLDINGS INC.

Date: August 16, 2021	By:	/s/ Matthew Potere
	Name:	Matthew Potere
	Title:	Chief Executive Officer
Principal Executive Officer