Form 10-Q
period 2021-09-30
Sunlight Financial Holdings Inc.
filed 2021-11-15
CIK 1821850

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to________________
Commission File Number:	001-39739

Sunlight Financial Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware		85-2599566
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

101 North Tryon Street, Suite 1000, Charlotte, NC		28246
(Address of principal executive offices)		(Zip Code)

(888) 315-0822
(Registrant’s telephone number, including area code)

Not Applicable (Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Class A Common Stock, par value $0.0001 per share	SUNL	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	SUNL.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒
Smaller reporting company    ☒    Emerging growth company    ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2021, 84,815,297 shares of Class A Common stock, $0.0001 par value, and 47,595,455 shares of Class C common stock, par value $0.0001 per share, were outstanding.

SUNLIGHT FINANCIAL HOLDINGS INC.
FORM 10-Q

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUNLIGHT FINANCIAL HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor	Predecessor
	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$72,786	$49,583
Restricted cash	2,259	3,122
Advances (net of allowance for credit losses of $— and $121)	71,310	35,280
Financing receivables (net of allowance for credit losses of $— and $125)	4,789	5,333
Goodwill	670,014	—
Intangible assets, net	387,887	4,533
Property and equipment, net	1,172	1,192
Due from affiliates	367	—
Other assets	21,942	7,030
Total assets	$1,232,526	$106,073

Liabilities, Temporary Equity, and Members' Equity
Liabilities
Accounts payable and accrued expenses	$20,228	$15,782
Funding commitments	20,987	18,386
Debt	20,613	14,625
Distributions payable	—	7,522
Deferred tax liabilities	36,081	—
Due to affiliates	817	—
Warrants, at fair value	31,474	5,643
Other liabilities	681	1,502
Total liabilities	130,881	63,460

Commitments and Contingencies (Note 10)

Temporary Equity (Predecessor)
Preferred class A-3 unit members' capital; 376,395 units authorized, issued, and outstanding as of December 31, 2020	—	260,428
Preferred class A-2 unit members' capital; 225,972 units authorized, issued, and outstanding as of December 31, 2020	—	154,286
Preferred class A-1 unit members' capital; 296,302 units authorized, issued, and outstanding as of December 31, 2020	—	202,045
Common unit members' capital; 78,717 units authorized, issued, and outstanding as of December 31, 2020	—	47,757
Stockholders' Equity
Other ownership interests' capital (Predecessor)	—	1,439
Preferred stock (Successor); $0.0001 par value; 35,000,000 shares authorized; none issued and outstanding as of September 30, 2021	—	—
Class A common stock (Successor); $0.0001 par value; 420,000,000 shares authorized; 86,373,596 issued; and 84,821,189 outstanding as of September 30, 2021	9	—
Class B common stock (Successor); $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding as of September 30, 2021	—	—
Class C common stock (Successor); $0.0001 par value; 65,000,000 shares authorized; 47,595,455 issued and outstanding as of September 30, 2021	—	—
Additional paid-in capital	724,941	—
Accumulated deficit	(37,789)	(623,342)
Total capital	687,161	(621,903)
Treasury stock, at cost; 1,552,407 Class A shares as of September 30, 2021	(15,447)	—
Total stockholders' equity	671,714	(621,903)
Noncontrolling interests in consolidated subsidiaries	429,931	—
Total equity	1,101,645	(621,903)
Total liabilities, temporary equity, and stockholders' equity	$1,232,526	$106,073
See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share amounts)

	Successor	Predecessor
	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Three Months Ended September 30, 2020	For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020
Revenue	$26,520	$2,074	$17,247	$53,064	$40,519
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	4,841	365	3,468	10,556	8,715
Compensation and benefits	32,782	1,042	6,748	17,162	19,471
Selling, general, and administrative	3,330	330	904	3,450	2,726
Property and technology	1,502	162	1,105	2,790	3,153
Depreciation and amortization	20,541	78	812	1,688	2,430
Provision for losses	254	—	310	1,172	788
Management fees to affiliate	—	4	100	204	300
	63,250	1,981	13,447	37,022	37,583
Operating income (loss)	(36,730)	93	3,800	16,042	2,936
Other Income (Expense), Net
Interest income	77	9	94	262	370
Interest expense	(291)	(32)	(264)	(604)	(592)
Change in fair value of warrant liabilities	10,116	(1,439)	(95)	(5,504)	(66)
Change in fair value of contract derivatives, net	489	125	391	(662)	846
Realized gains on contract derivatives, net	1,377	6	170	2,992	291
Other income (expense)	(60)	(5)	(24)	616	(414)
Business combination expenses	(1,093)	(529)	—	(7,011)	—
	10,615	(1,865)	272	(9,911)	435
Net Income (Loss) Before Income Taxes	(26,115)	(1,772)	4,072	6,131	3,371
Income tax benefit (expense)	5,684	—	—	—	—
Net Income (Loss)	(20,431)	(1,772)	4,072	6,131	3,371
Noncontrolling interests in loss of consolidated subsidiaries	9,108	—	—	—	—
Net Income (Loss) Attributable to Class A Shareholders	$(11,323)	$(1,772)	$4,072	$6,131	$3,371

Loss Per Class A Share
Net loss per Class A share
Basic	$(0.13)
Diluted	$(0.15)
Weighted average number of Class A shares outstanding
Basic	84,833,808
Diluted	131,088,438

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Successor
	Shares		Preferred Stock	Common Stock			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Class A	Class C		Class A	Class B	Class C
July 10, 2021	86,373,596	47,595,455	—	$9	$—	$—	$720,840	$(26,466)	$—	$694,383	$427,010	$1,121,393
Equity-based compensation	—	—	—	—	—	—	4,101	—	—	4,101	12,029	16,130
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	—	—	(15,447)	(15,447)	—	(15,447)
Net loss	—	—	—	—	—	—	—	(11,323)	—	(11,323)	(9,108)	(20,431)
September 30, 2021	86,373,596	47,595,455	—	$9	$—	$—	$724,941	$(37,789)	$(15,447)	$671,714	$429,931	$1,101,645

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands)

	Predecessor
	Units				Temporary Equity				Units	Members' Equity
	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Other Ownership Interests	Other Ownership Interests	Accumulated Deficit	Total Members' Equity
June 30, 2021	403,946	242,512	317,989	78,717	$338,620	$213,218	$279,554	$68,296	56,461	$1,457	$(850,611)	$(849,154)
Preferred distributions, paid in-kind	1,444	867	1,137	—	1,209	778	1,020	—	—	—	(3,007)	(3,007)
Change in temporary equity redemption value	—	—	—	—	3,995	4,273	5,627	2,300	—	—	(16,195)	(16,195)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,772)	(1,772)
July 9, 2021	405,390	243,379	319,126	78,717	$343,824	$218,269	$286,201	$70,596	56,461	$1,457	$(871,585)	$(870,128)

June 30, 2020	350,389	210,358	275,828	78,717	$75,497	$16,138	$19,884	$2,385	49,552	$1,410	$(76,533)	$(75,123)
Preferred distributions, paid in-kind	12,771	7,667	10,053	—	2,937	838	1,048	—	—	—	(4,823)	(4,823)
Change in temporary equity redemption value	—	—	—	—	5,081	6,845	8,858	1,520	—	—	(22,304)	(22,304)
Equity-based compensation	—	—	—	—	—	—	—	—	1,746	20	—	20
Net income	—	—	—	—	—	—	—	—	—	—	4,072	4,072
September 30, 2020	363,160	218,025	285,881	78,717	$83,515	$23,821	$29,790	$3,905	51,298	$1,430	$(99,588)	$(98,158)

December 31, 2020	376,395	225,972	296,302	78,717	$260,428	$154,286	$202,045	$47,757	53,105	$1,439	$(623,342)	$(621,903)
Preferred distributions, paid in-kind	28,995	17,407	22,824	—	24,061	14,994	19,654	—	—	—	(58,709)	(58,709)
Change in temporary equity redemption value	—	—	—	—	59,335	48,989	64,502	22,839	—	—	(195,665)	(195,665)
Equity-based compensation	—	—	—	—	—	—	—	—	3,356	18	—	18
Net income	—	—	—	—	—	—	—	—	—	—	6,131	6,131
July 9, 2021	405,390	243,379	319,126	78,717	$343,824	$218,269	$286,201	$70,596	56,461	$1,457	$(871,585)	$(870,128)

December 31, 2019	326,428	195,973	256,966	78,717	$76,519	$21,867	$27,042	$3,362	43,765	$1,313	$(90,718)	$(89,405)
Preferred distributions, paid in-kind	36,732	22,052	28,915	—	7,652	1,924	2,386	—	—	—	(11,962)	(11,962)
Change in temporary equity redemption value	—	—	—	—	(656)	30	362	543	—	—	(279)	(279)
Equity-based compensation	—	—	—	—	—	—	—	—	7,533	117	—	117
Net income	—	—	—	—	—	—	—	—	—	—	3,371	3,371
September 30, 2020	363,160	218,025	285,881	78,717	$83,515	$23,821	$29,790	$3,905	51,298	$1,430	$(99,588)	$(98,158)

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor	Predecessor
	For the Period July 10, 2021 to September 30, 2021	For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020
Cash Flows From Operating Activities
Net income (loss)	$(20,431)	$6,131	$3,371
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,541	1,782	2,534
Provision for losses	254	1,172	788
Change in fair value of warrant liabilities	(10,116)	5,504	66
Change in fair value of contract derivatives, net	(489)	662	(846)
Other expense (income)	60	(616)	414
Share-based payment arrangements	24,821	18	112
Deferred income tax expense (benefit)	(5,684)	—	—
Increase (decrease) in operating capital:
Increase in advances	(28,690)	(7,314)	(12,913)
Decrease (increase) in due from affiliates	1,481	(1,839)	—
Decrease (increase) in other assets	(16,444)	2,129	(544)
Increase (decrease) in accounts payable and accrued expenses	(12,617)	2,327	2,329
Increase (decrease) in funding commitments	(498)	3,100	(7,594)
Increase in due to affiliates	—	761	—
Increase (decrease) in other liabilities	(109)	539	(64)
Net cash provided by (used in) operating activities	(47,921)	14,356	(12,347)

Cash Flows From Investing Activities
Return of investments in loan pool participation and loan principal repayments	351	832	971
Payments to acquire loans and participations in loan pools	(254)	(1,170)	(2,128)
Payments to acquire property and equipment	(871)	(1,066)	(2,533)
Payments to acquire Sunlight Financial LLC, net of cash acquired	(304,570)	—	—
Net cash used in investing activities	(305,344)	(1,404)	(3,690)

Cash Flows From Financing Activities
Proceeds from borrowings under line of credit	—	20,746	8,713
Repayments of borrowings under line of credit	—	(14,758)	(5,899)
Proceeds from issuance of private placement	250,000	—	—
Payments of stock issuance costs	(19,618)	—	—
Payments for share-based payment tax withholdings	(18,591)	—	—
Payment of capital distributions	—	(7,522)	(1,987)
Payment of debt issuance costs	—	(491)	—
Net cash provided by (used in) financing activities	211,791	(2,025)	827

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(141,474)	10,927	(15,210)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	216,519	52,705	51,656

Cash, Cash Equivalents, and Restricted Cash, End of Period	$75,045	$63,632	$36,446

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$263	$537	$558
Cash paid during the period for income taxes, net	—	—	—

Noncash Investing and Financing Activities
Preferred dividends, paid in-kind	$—	$58,709	$11,962
Change in temporary equity redemption value	—	195,665	279

See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except unit and per unit data)

Note 1. Organization and Business

Sunlight Financial Holdings Inc. (together with its consolidated subsidiaries, the “Company” or “Sunlight”) is a premier, technology-enabled point-of-sale finance company. Sunlight Financial LLC, its accounting predecessor and wholly-owned subsidiary, was organized as a Delaware limited liability company on January 23, 2014.

On July 9, 2021 (the “Closing Date”), the Company consummated the transactions contemplated by that certain Business Combination Agreement (the “Business Combination Agreement”), dated as of January 23, 2021, by and among Spartan Acquisition Corp. II, a Delaware corporation incorporated on August 17, 2020 as a publicly-traded special purpose acquisition company sponsored by funds managed by an affiliate of Apollo Global Management, Inc. (the “Sponsor”) and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Spartan”), Sunlight Financial LLC and the Spartan Subsidiaries, FTV Blocker and Tiger Blocker (each as defined in the Business Combination Agreement). On the Closing Date, Spartan changed its name to “Sunlight Financial Holdings Inc.” and Sunlight Financial LLC became the operating subsidiary of Sunlight Financial Holdings Inc., organized in an “Up-C” structure (the “Business Combination”). As a result of the Business Combination, the Company’s trading symbol on the New York Stock Exchange (the “NYSE”) was changed from “SPRQ” to “SUNL.”

All activity for the period from August 17, 2020 (Spartan’s inception) to the Closing Date relates to the Company's formation, initial public offering and private placement of equity (Note 6), and search for a prospective business combination. The Company did not generate any operating revenues until after completion of the Business Combination. Upon completion of the Business Combination, the Company assumed the operations of, and began to consolidate, Sunlight Financial LLC. Refer to “Note 2 — Basis of Presentation” regarding the presentation of the Company’s financial statements before and after the Business Combination.

Business — Sunlight operates a technology-enabled financial services platform within the United States of America, using a nationwide network of contractors at the point-of-sale, to offer homeowners secured and unsecured loans (“Loans”), originated by third-party lenders, for the purchase and installation of residential solar energy systems and other home improvements. Sunlight arranges for the origination of Loans by third-party lenders in two distinct ways:

Direct Channel Loans — Sunlight arranges for certain Loans (“Direct Channel Loans”) to be originated and retained by third parties (“Direct Channel Partners”). The Direct Channel Partners originate the Direct Channel Loans directly, using their own credit criteria. These Direct Channel Partners pay for Direct Channel Loans by remitting funds to Sunlight, and Sunlight is thereafter responsible for making the appropriate payments to the relevant contractor. Sunlight earns income from the difference between the cash amount paid by a Direct Channel Partner to Sunlight for a given Direct Channel Loan and the dollar amount due to the contractor for such Direct Channel Loan. Sunlight does not participate in the ongoing economics of the Direct Channel Loans and, generally, does not retain any obligations with respect thereto except for certain ongoing fee-based administrative services performed by Sunlight.

Indirect Channel Loans — Sunlight arranges for other Loans (“Indirect Channel Loans”) to be originated by Sunlight’s issuing bank partner (“Bank Partner”). Sunlight has entered into program agreements with its Bank Partner that govern the terms and conditions with respect to originating and servicing the Indirect Channel Loans and Sunlight pays its Bank Partner a fee based on the principal balance of Loans originated by Bank Partner. Sunlight’s Bank Partner funds these Loans by remitting funds to Sunlight, and Sunlight is thereafter responsible for making the appropriate payments to the relevant contractor. Sunlight arranges for the sale of certain Indirect Channel Loans, or participations therein, to third parties (“Indirect Channel Loan Purchasers”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — As a result of the Business Combination, for accounting purposes, Sunlight Financial Holdings Inc. is the acquirer and Sunlight Financial LLC is the acquiree and accounting predecessor. The financial statement presentation includes the financial statements of Sunlight Financial LLC as “Predecessor” for periods prior to the Closing Date and of the Company as “Successor” for the periods after the Closing Date, including the consolidation of Sunlight Financial LLC.

The accompanying unaudited condensed consolidated financial statements and related notes, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting, include the accounts of Sunlight and its consolidated subsidiary. In the opinion of management, all adjustments considered necessary for a fair presentation of Sunlight’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. All intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared under GAAP may be condensed or omitted for interim financial reporting, and the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

These financial statements should be read in conjunction with Spartan’s audited financial statements for the year ended December 31, 2020 and footnotes thereto included in Spartan's annual report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on May 11, 2021 and Sunlight's audited consolidated financial statements for the year ended December 31, 2020 and footnotes thereto included in Spartan's registration statement on Form S-4 filed with the SEC on March 22, 2021. Capitalized terms used herein, and not otherwise defined, are defined in Sunlight's consolidated financial statements for the year ended December 31, 2020.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

Emerging Growth Company — The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Consolidation — Sunlight consolidates those entities over which it controls significant operating, financial, and investing decisions of the entity as well as those entities deemed to be variable interest entities (“VIEs”) in which the Company is determined to be the primary beneficiary.

The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered are the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders, the relation of the equity holders to each other and a determination of the primary beneficiary in entities in which Sunlight has a variable interest. These analyses involve estimates, based on the assumptions of management, as well as judgments regarding significance and the design of entities.
VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Sunlight monitors investments in VIEs and analyzes the potential need to consolidate the related entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the deconsolidation of an entity that otherwise would have been consolidated.

As a result of the Business Combination, a wholly-owned subsidiary of Sunlight Financial Holdings Inc. is the managing member of Sunlight Financial LLC, in which existing unitholders hold a 34.9% noncontrolling interest at September 30, 2021, net of unvested Class EX Units (Note 6).

Through its indirect managing member interest, Sunlight Financial Holdings Inc. directs substantially all of the day-to-day activities of Sunlight Financial LLC. The third-party investors in Sunlight Financial LLC do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of Sunlight Financial LLC. However, these third-party investors hold both voting, noneconomic Class C shares in Sunlight Financial Holdings Inc. on a one-for-one basis along with nonvoting, economic Class EX units issued by Sunlight Financial LLC. No single third-party investor, or group of third-party investors, possesses the substantive ability to remove the managing member of Sunlight Financial LLC. Sunlight considers Sunlight Financial LLC a VIE for consolidation purposes and its managing members holds the controlling interest and is the primary beneficiary. Therefore, Sunlight consolidates Sunlight Financial LLC and reflects Class EX unitholder interests in Sunlight Financial LLC held by third parties as noncontrolling interests.

Sunlight conducts substantially all operations through Sunlight Financial LLC and its consolidated subsidiary.

Segments — Sunlight operates through one operating and reportable segment, which reflects how the chief operating decision maker allocates resources and assesses performance. Sunlight arranges for the origination of Loans by third-party lenders using a predominately single expense pool.

Risks and Uncertainties — In the normal course of business, Sunlight primarily encounters credit risk, which is the risk of default on Sunlight’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates of pending loan originations and sales, which significantly impacts revenues; determinations of fair value, including goodwill; estimates regarding loan performance, which impacts impairments and allowances for loan losses; the useful lives of intangible assets; and the forfeiture of equity-based awards affecting expenses recognized. Actual results may differ from those estimates.

Fair Value — GAAP requires the categorization of the fair value of financial instruments into three broad levels that form a hierarchy based on the transparency of inputs to the valuation.

Level	Measurement
1	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
2	Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.
3	Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Sunlight follows this hierarchy for its financial instruments, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes Sunlight’s financial instruments hierarchy at September 30, 2021:

Level	Financial Instrument	Measurement
1	Cash and cash equivalents and restricted cash	Estimates of fair value are measured using observable, quoted market prices, or Level 1 inputs
	Public Warrants	Estimates of fair value are measured using observable, quoted market prices of Sunlight’s warrants.
3	Loans and loan participations, held-for-investment	Estimated fair value is generally determined by discounting the expected future cash flows using inputs such as discount rates.
	Contract derivative	Estimated fair value based upon discounted expected future cash flows arising from the contract.
	Private Placement Warrants	Estimated fair value based upon quarterly valuation estimates of warrant instruments, based upon quoted prices of Sunlight’s Class A shares and warrants thereon as well as fair value inputs provided by an independent valuation firm.

Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of Sunlight’s Level 3 financial instruments. Sunlight’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that financial instrument. At September 30, 2021, Sunlight’s valuation process for Level 3 measurements, as described below, were conducted internally or by an independent valuation firm and reviewed by management.

Valuation of Loans and Loan Participations — Management generally considers Sunlight's loans and loan participations Level 3 assets in the fair value hierarchy as such assets are illiquid investments that are specific to the loan product, for which there is limited market activity. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of each loan or loan participation categorized as a Level 3 asset.

Valuation of Contract Derivative — Management considers Sunlight's contracts under which Sunlight (a) arranges Loans for the purchase and installation of home improvements other than residential solar energy systems (“Contract Derivative 1”) and (b) earns income from the prepayment of certain of those Loans sold to an Indirect Channel Loan Purchaser (“Contract Derivative 2”), both considered derivatives under GAAP, as a Level 3 assets in the fair value hierarchy as such assets represent bilateral, nontraded agreements for which there is limited market activity. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of the contracts.

Valuation of Warrants — Management considers the Private Placement Warrants (Note 6) redeemable for Sunlight’s equity as Level 3 liabilities in the fair value hierarchy as liquid markets do not exist for such liabilities. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of Sunlight’s warrants, which includes models that include estimates of volatility, contractual terms, discount rates, dividend rates, expiration dates, and risk-free rates.

Other Valuation Matters — For Level 3 financial assets acquired and financial liabilities assumed during the calendar month immediately preceding a quarter end that were conducted in an orderly transaction with an unrelated party, management generally believes that the transaction price provides the most observable indication of fair value given the illiquid nature of these financial instruments, unless management is aware of any circumstances that may cause a material change in the fair value through the remainder of the reporting period. For instance, significant changes in a counterparty’s intent or ability to make payments on a financial asset may cause material changes in the fair value of that financial asset.

See Note 7 for additional information regarding the valuation of Sunlight's financial assets and liabilities.

Sales of Financial Assets and Financing Agreements — Sunlight will, from time to time, facilitate the sale of Indirect Channel Loans. In each case, the transferred loans are legally isolated from Sunlight and control of the transferred loans passes to the transferee, who may pledge or exchange the transferred asset without constraint of Sunlight. Sunlight neither recognizes any financial assets nor incurs any liabilities as a result of the sale, but does recognize revenue based upon the difference between proceeds received from the transferee and the proceeds paid to the transferor.

Balance Sheet Measurement

Cash and Cash Equivalents and Restricted Cash — Cash and cash equivalents consist of bank checking accounts and money market accounts. Sunlight considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Sunlight maintains cash in restricted accounts pursuant to various lending agreements and considers other cash amounts restricted under certain agreements with other counterparties. Substantially all amounts on deposit with major financial institutions exceed insured limits. Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Sunlight reported cash and cash equivalents and restricted cash in the following line items of its Condensed Consolidated Balance Sheets, which totals the aggregate amount presented in Sunlight’s Condensed Consolidated Statements of Cash Flows:

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$72,786	$49,583
Restricted cash and cash equivalents	2,259	3,122
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$75,045	$52,705

Financing Receivables — Sunlight records financing receivables for (a) advances that Sunlight remits to contractors to facilitate the installation of residential solar systems and the construction or installation of other home improvement projects and (b) loans and loan participations.

Advances — In certain circumstances, Sunlight will provide a contractually agreed upon percentage of cash to a contractor related to a Loan that has not yet been funded by either a Direct Channel Partner or its Bank Partner as well as amounts funded to contractors in anticipation of loan funding. Such advances are generally repaid upon the earlier of (a) a specified number of days from the date of the advance outlined within the respective contractor contract or (b) the substantial installation of the residential solar system or the construction or installation of other home improvement projects. In either case, Sunlight will net such amounts advanced from payments otherwise due to the related contractor. Sunlight carries advances at the amount advanced, net of allowances for losses and charge-offs.

Loans and Loan Participations — Sunlight recognizes Indirect Channel Loans purchased from Sunlight’s Bank Partner as well as its 5.0% participation interests in Indirect Channel Loans as financing receivables held-for-investment based on management's intent, and Sunlight's ability, to hold those investments through the foreseeable future or contractual maturity. Financing receivables that are held‑for‑investment are carried at their aggregate outstanding face amount, net of applicable (a) unamortized acquisition premiums and discounts, (b) allowance for losses and (c) charge-offs or write-downs of impaired receivables. If management determines a loan or loan participation is impaired, management writes down the loan or loan participation through a charge to the provision for losses. See “— Impairment” for additional discussion regarding management’s determination for loan losses. Sunlight applies the interest method to amortize acquisition premiums and discounts or on a straight-line basis when it approximates the interest method. Sunlight has not acquired any material loans with deteriorated credit quality that were not charged-off upon purchase.

Impairment — Sunlight holds financing receivables that management evaluates for impairment indicators at least quarterly using information obtained at least annually. In conjunction with this review, management assesses such factors as historical losses, changes in the nature and volume of financing receivables, overall portfolio quality, and existing economic conditions that may affect the customer’s ability to pay. In certain cases, management assigns a risk rating based on certain aforementioned factors.

The evaluation of these indicators of impairment requires significant judgment by management to determine whether failure to collect contractual amounts is probable as well as in estimating the resulting loss allowance. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change. Actual losses, if any, could materially differ from these estimates.

If management deems that it is probable that Sunlight will be unable to collect all amounts owed according to the contractual terms of a receivable, impairment of that receivable is indicated. Consistent with this definition, all receivables for which the accrual of interest has been discontinued (nonaccrual loans) are considered impaired. If management considers a receivable to be impaired, management establishes an allowance for losses through a valuation provision in earnings, which reduces the carrying value of the receivable to (a) the amounts management expect to collect, for receivables due within 90 days, or (b) the present value of expected future cash flows discounted at the receivable’s contractual effective rate. Impaired financing receivables are charged off against the allowance for losses when a financing receivable is more than 120 days past due or when management believes that collectability of the principal is remote, if earlier. Sunlight credits subsequent recoveries, if any, to the allowance when received.

At September 30, 2021 and December 31, 2020, Sunlight evaluated financing receivables collectively, based upon those financing receivables with similar characteristics. Sunlight individually evaluates nonaccrual loans with contractual balances of $50,000 or more and receivables whose terms have been modified in a troubled debt restructuring with contractual balances of $50,000 or more to establish specific allowances for such receivables, if required. Those financing receivables where impairment is indicated were evaluated individually for impairment, though such amounts were not material.

Advances — For advances made by Sunlight, management performs an evaluation of impairment indicators using financial information obtained from its counterparties and third parties as well as historical experience. Such indicators may include the borrower’s financial wherewithal and recent operating performance as well as macroeconomic trends. Management rates the potential for advance receivables by reviewing the counterparty. The counterparty is rated by overall risk tier on a scale of “1” through “5,” from least to greatest risk, which management reviews and updates on at least an annual basis. Counterparties may be granted advance approval within any overall risk tier, however tier “5” advance approvals are approved on an exception basis. A subset category of the overall risk tier is the financial risk of the counterparty. As with the overall risk tier, counterparties may be granted advance approval within any financial risk tier; however financial risk tier “5” advance approvals are approved on an exception basis. As part of that approval, management will set an individual counterparty advance dollar limit, which cannot be exceeded prior to additional review and approval. The overall risk tiers are defined as follows:

1	Low Risk	The counterparty has demonstrated low risk characteristics. The counterparty is a well-established company within the applicable industry, with low commercial credit risk, excellent reputational risk (e.g. online ratings, low complaint levels), and an excellent financial risk assessment.
2	Low-to-Medium Risk	The counterparty has demonstrated low to medium risk characteristics. The counterparty is a well-established company within the applicable industry, with low to medium commercial credit risk, excellent to above average reputational risk (e.g. online ratings, lower complaint levels), and/or an excellent to above average financial risk assessment.
3	Medium Risk	The counterparty has demonstrated medium risk characteristics. The counterparty may be a less established company within the applicable industry than risk tier "1" or "2", with medium commercial credit risk, excellent to average reputational risk (e.g., online ratings, average complaint levels), and/or an excellent to average financial risk assessment.
4	Medium-to-High Risk	The counterparty has demonstrated medium to high risk characteristics. The counterparty is likely to be a less established company within the applicable industry than risk tiers "1" through "3," with medium to high commercial credit risk, excellent to below average reputational risk (e.g. online ratings, higher complaint levels), and/or an excellent to below average financial risk assessment.
5	Higher Risk	The counterparty has demonstrated higher risk characteristics. The counterparty is a less established company within the applicable industry, with higher commercial credit risk, and/or below average reputational risk (e.g. online ratings, higher complaint levels), and/or below average financial risk assessment. Tier "5" advance approvals will be approved on an exception basis.

Loans and Loan Participations, Held-For-Investment — Sunlight aggregates performing loans and loan participations into pools for the evaluation of impairment based on like characteristics, such as loan type and acquisition date. Pools of loans are evaluated based on criteria such as an analysis of borrower performance, credit ratings of borrowers, and historical trends in defaults and loss severities for the type and seasoning of loans and loan participations under evaluation.

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. The Company performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include but are not limited to significant adverse changes in customer demand or business climate and related competitive considerations. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If so, the Company performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized by the applicable reporting unit(s). If the Company determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company has one reporting unit and did not record any goodwill impairment charges for the period from July 9, 2021, the closing date of the Business Combination, through September 30, 2021.

Intangible Assets, Net — Sunlight identified the following intangible assets, recorded at fair value at the Closing Date of the Business Combination, and carried at a value net of amortization over their estimated useful lives on a straight-line basis. Sunlight’s intangible assets are evaluated for impairment on at least a quarterly basis:

	Estimated Useful Life (in Years)						Carrying Value
							Successor	Predecessor
Asset	Successor			Predecessor			September 30, 2021	December 31, 2020
Contractor relationships(a)	11.5			n.a.			$350,000	$—
Capital provider relationships(b)	0.8			n.a.			43,000	—
Trademarks/ trade names(c)	10.0			n.a.			7,900	—
Developed technology(d)	3.0	—	5.0	1.0	—	3.0	7,489	11,775
							408,389	11,775
Accumulated amortization(e)(f)(g)							(20,502)	(7,242)
							$387,887	$4,533
a.Represents the value of existing contractor relationships of Sunlight estimated using a multi-period excess earnings methodology.
b.Represents the value of existing relationships with the banks that may be estimated by applying a with-and-without methodology.
c.Represents the trade names that Sunlight originated or acquired and valued using a relief-from-royalty method.
d.Represents technology developed by Sunlight for the purpose of generating income for Sunlight, and valued using a replacement cost method.
e.Amounts include $7.5 million and $11.8 million of capitalized internally developed software costs at September 30, 2021 and December 31, 2020, respectively.
f.Includes amortization expense of $20.5 million for the period July 10, 2021 through September 30, 2021, $0.1 million for the period July 1, 2021 through July 9, 2021, $0.7 million for the three months ended September 30, 2020, $1.4 million, for the period January 1, 2021 through July 9, 2021, and $2.2 million for the nine months ended September 30, 2020, respectively.
g.At September 30, 2021, the approximate aggregate annual amortization expense for definite-lived intangible assets, including capitalized internally developed software costs as a component of capitalized developed technology are as follows:

	Developed Technology	Other Identified Intangible Assets	Total
October 1, through December 31, 2021	$406	$22,355	$22,761
2022	1,603	46,648	48,251
2023	1,603	31,199	32,802
2024	1,496	31,285	32,781
2025	1,340	31,199	32,539
Thereafter	694	218,059	218,753
	$7,142	$380,745	$387,887

Property and Equipment, Net — Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

	Estimated Useful Life (in Years)						Carrying Value
							Successor	Predecessor
Asset Category	Successor			Predecessor			September 30, 2021	December 31, 2020
Furniture, fixtures, and equipment	5			7			$555	$555
Computer hardware	5			5			1,063	868
Computer software	1	—	3	1	—	3	151	197
Leasehold improvements	Shorter of life of improvement or lease term						421	421
							2,190	2,041
Accumulated amortization and depreciation(a)							(1,018)	(849)
							$1,172	$1,192
a.Includes depreciation expense of $0.1 million for the period July 10, 2021 through September 30, 2021, $0.0 million for the period July 1, 2021 through July 9, 2021, $0.1 million for the three months ended September 30, 2020, $0.2 million, for the period January 1, 2021 through July 9, 2021, and $0.2 million for the nine months ended September 30, 2020, respectively.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with its Bank Partner, Direct Channel Partners, and contractors, each of Sunlight’s Direct Channel Partners and its Bank Partner periodically remits to Sunlight the cash related to loans the funding source has originated. Sunlight has committed to funding such amounts, less any amounts Sunlight is entitled to retain, to the relevant contractor when certain milestones relating to the installation of residential solar systems or the construction of installation of other home improvement projects underlying the consumer receivable have been reached. Sunlight presents any amounts that Sunlight retains in anticipation of a contractor completing an installation milestone as “Funding Commitments” on the accompanying Condensed Consolidated Balance Sheets, which totaled $21.0 million and $18.4 million at September 30, 2021 and December 31, 2020, respectively.

Guarantees — Sunlight records a liability for the guarantees it makes for certain Loans if it determines that it is probable that it will have to repurchase those loans, in an amount based on the likelihood of such repurchase and the loss, if any, Sunlight expects to incur in connection with its repurchase of Loans that may have experienced credit deterioration since the time of the loan’s origination.

Warrants — The Company has public and private placement warrants classified as liabilities as well as warrants issued to a capital provider classified as equity. The Company classifies as equity any equity-linked contracts that (1) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement). Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

The Company classifies as assets or liabilities any equity-linked contracts that (1) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the Company’s control) or (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). For equity-linked contracts that are classified as liabilities, the Company records the fair value of the equity-linked contracts at each balance sheet date and records the change in the statements of operations as a gain (loss) from change in fair value of warrant liability. The Company’s public warrant liability is valued using observable market prices for those public warrants. The Company’s private placement warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Company’s warrants issued to a capital provider are valued using a Black-Scholes pricing model based on observable market prices for public shares and warrants. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free rates.

Distributions Payable — Prior to the Closing Date, Sunlight accrued estimated tax payments to holders of its temporary and members’ equity when earned in accordance with Sunlight Financial LLC’s organizational agreements. In December 2020, Sunlight accrued $1.3 million, $1.2 million, and $5.0 million, or $4.38, $5.33, and $13.34 per unit, payable to Class A-1, A-2, and A-3 Units, respectively. Sunlight recorded such estimated tax payments in “Distributions Payable” on the accompanying Condensed Consolidated Balance Sheet at December 31, 2020, which Sunlight paid during the period January 1, 2021 through July 9, 2021.

Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities — At each of September 30, 2021 and December 31, 2020, (a) other assets included Sunlight’s contract derivatives, prepaid expenses, accounts receivable, and interest receivable, and (b) accounts payable, accrued expenses, and other liabilities included Sunlight’s guarantee liability, accrued compensation, deferred rent, and other payables. At December 31, 2020, other assets also included deferred financing costs.

Noncontrolling Interests in Consolidated Subsidiaries — Noncontrolling interests represents the portion of Sunlight Financial LLC that the Company controls and consolidates but does not own. The Company recognizes each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. The Company allocates net income or loss to noncontrolling interests based on the weighted average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Operations. The Company does not recognize a gain or loss on transactions with a consolidated entity in which it does not own 100% of the equity, but the Company reflects the difference in cash received or paid from the noncontrolling interests carrying amount as additional paid-in-capital.

Class EX Units issued by Sunlight Financial LLC are exchangeable into the Company’s Class A common stock. Class A common stock issued upon exchange of a holder’s noncontrolling interest is accounted for at the carrying value of the surrendered limited partnership interest and the difference between the carrying value and the fair value of the Class A common stock issued is recorded to additional paid-in-capital.

Treasury Stock — Sunlight accounts for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings.

Income Recognition

Revenue Recognition — Sunlight recognizes revenue from (a) platform fees on the Direct Channel Loans when the Direct Channel Partner funds the Loans and on the Indirect Channel Loans when the Indirect Channel Loan Purchaser buys the Loans from the balance sheet of Sunlight’s Bank Partner and (b) loan portfolio management and administration services on a monthly basis as Sunlight provides such services for that month. Sunlight’s contracts include the following groups of similar services, which do not include any significant financing components:

	Successor	Predecessor
	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Three Months Ended September 30, 2020	For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020
Platform fees, net(a)	$24,159	$1,983	$16,543	$50,757	$38,625
Other revenues(b)	2,361	91	704	2,307	1,894
	$26,520	$2,074	$17,247	$53,064	$40,519
a.Amounts presented net of variable consideration in the form of rebates to certain contractors.
b.Includes loan portfolio management, administration, and other ancillary fees Sunlight earns that are incidental to its primary operations. Sunlight earned $0.0 million for the period July 10, 2021 through September 30, 2021, $0.0 million for the period July 1, 2021 through July 9, 2021, $0.0 million for the three months ended September 30, 2020, $0.1 million for the period January 1, 2021 through July 9, 2021, and $0.1 million for the nine months ended September 30, 2020, respectively, in administrative fees from an affiliate. (Note 9).

Platform Fees, Net — Sunlight arranges Loans for the purchase and installation of residential solar energy systems on behalf of its Direct Channel Partners, Bank Partner, and Indirect Channel Loan Purchasers. As agent, Sunlight presents platform fees on a net basis at the time that Direct Channel Partners or Indirect Channel Loan Purchasers obtain control of the service provided to facilitate their origination or purchase of a Loan, which is no earlier than when Sunlight delivers loan documentation to the customer. Sunlight wholly satisfies its performance obligation to Direct Channel Partners, Bank Partner, and Indirect Channel Loan Purchasers, as it relates to such platform fees, upon origination or purchase of a Loan. Sunlight considers rebates offered by Sunlight to certain contractors in exchange for volume commitments as variable components to transaction prices; such variability resolves upon the contractor’s satisfaction of their volume commitment.

The contracts under which Sunlight (a) arranges Loans for the purchase and installation of home improvements other than residential solar energy systems and (b) earns income from the prepayment of certain of those Loans sold to an Indirect Channel Loan Purchaser are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight records realized gains on the derivatives within “Realized Gains on Contract Derivative, Net” in the accompanying Condensed Consolidated Statements of Operations. Sunlight realized gains of $1.4 million, $0.0 million, and $3.0 million for the periods July 10, 2021 through September 30, 2021, July 1, 2021 through July 9, 2021, and January 1, 2021 through July 9, 2021 and $0.2 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, in connection with these contracts (Note 4).

Other Revenues — Sunlight provides monthly services in connection with the portfolio management and administration of Loans originated by certain Direct Channel Partners, Sunlight’s Bank Partner, and an Indirect Channel Loan Purchaser. Such services may include the reporting of loan performance information, administration of servicing performed by third parties, and portfolio management services.

Interest Income — Loans where management expects to collect all contractually required principal and interest payments are considered performing loans. Sunlight accrues interest income on performing loans based on the unpaid principal balance (“UPB”) and contractual terms of the loan. Interest income also includes discounts associated with the loans purchased as a yield adjustment using the effective interest method over the loan term. Sunlight expenses direct loan acquisition costs for loans acquired by Sunlight as incurred. Sunlight does not accrue interest on loans placed on non-accrual status or on loans where the collectability of the principal or interest of the loan are deemed uncertain.

Loans are considered past due or delinquent if the required principal and interest payments have not been received as of the date such payments are due. Generally, loans, including impaired loans, are placed on non-accrual status when (i) either principal or interest payments are 90 days or more past due based on contractual terms or (ii) an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on non-accrual status. When a loan owned by Sunlight (each, a “Balance Sheet Loan”) is placed on non-accrual status, Sunlight ceases to recognize interest income on the loans and reverses previously accrued and unpaid interest, if any. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Sunlight may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. Advances are created at par and do not bear, and therefore do not accrue, interest income.

Expense Recognition

Cost of Revenues — Sunlight’s cost of revenues includes the aggregate costs of the services that Sunlight performs to satisfy its contractual performance obligations to customers as well as variable consideration that Sunlight pays for its fee revenue, which do not meet the criteria necessary for netting against gross revenues.

Sunlight Rewards™ Program — The Sunlight Rewards™ Program is a proprietary loyalty program that Sunlight offers to salespeople selling residential solar systems for Sunlight’s network of contractors. Sunlight records a contingent liability using the estimated incremental cost of each point based upon the points earned, the redemption value, and an estimate of probability of redemption consistent with Sunlight’s historical redemption experience under the program. When a salesperson redeems points from Sunlight’s third-party loyalty program vendor, Sunlight pays the stated redemption value of the points redeemed to the vendor.

Compensation and Benefits — Management expenses salaries, benefits, and equity-based compensation as services are provided. “Compensation and Benefits” in the accompanying Condensed Consolidated Statements of Operations includes expenses not otherwise included in Sunlight’s cost of revenues, such as compensation costs associated with information technology, sales and marketing, product management, and overhead.

Equity-Based Compensation — Sunlight granted awards of restricted stock units (“RSUs”) to employees and directors under Sunlight’s 2021 Equity Incentive Plan. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met. Sunlight expenses the grant-date fair value of awards on a straight-line basis over the requisite service period. Sunlight does not estimate forfeitures, and records actual forfeitures as they occur.

Predecessor — Prior to the Business Combination, Sunlight Financial LLC granted equity-based compensation awards that vested contingent upon one or more of the following conditions: (a) time-based service, (b) performance conditions based upon Sunlight Financial LLC’s equity value, as determined by Sunlight Financial LLC’s board or directors or a qualifying sale of Sunlight Financial LLC’s equity, achieving certain contractual thresholds (“Threshold Equity Value”), and (c) whether Sunlight Financial LLC issued Class A Units in-kind to satisfy the preferred return on Class A Units during the award’s vesting period until May 25, 2023 (“PIK Vesting Requirement”). Sunlight generally expensed the grant-date fair value of these equity-based compensation awards using the following methods, recognizing forfeitures as they occur, based upon the following vesting contingencies
•Time-Based Service — Sunlight Financial LLC expensed awards that only requires time-based service conditions ratably over the required service period, or immediately if there was no required service period.
•PIK Vesting Requirement — Sunlight Financial LLC awarded equity-based compensation in the form of anti-dilution units. Such awards vested in an amount generally proportionate to the dilution of related Class C Units or LTIP Units that resulted from the issuance of additional Class A Units. Sunlight Financial LLC expensed awards in the period in which (a) dilution of related Class C Units or LTIP Units would otherwise occur and (b) the award had satisfied other vesting conditions.
•Performance-Based Conditions — Sunlight Financial LLC expensed awards in the period in which (a) it was probable that the performance-based condition was satisfied and (b) the award had satisfied other vesting conditions. For equity-based compensation awards in the form of Class C Units or long-term incentive plan units (“LTIP Units”) (Note 6), vesting would generally occur upon a qualifying sale of Sunlight’s equity.

Generally, Sunlight Financial LLC only expensed those awards that only required time-based service conditions since other awards only satisfied vesting requirements upon closing of the Business Combination. Awards that represented services performed prior to the Business Combination reduced the purchase consideration in Sunlight’s calculation of goodwill. Awards that were still subject to time-based service conditions upon closing of the Business Combination and represented future service were replaced with awards of restricted Class A shares and restricted Class EX units. Sunlight expensed the difference between the value of the existing awards and the replacement awards upon closing of the Business Combination. Sunlight expenses the value of the replacement awards over the remaining service period on a straight-line basis.

Selling, General, and Administrative — Management expenses selling, general, and administrative costs, including legal, audit, other professional service fees, travel and entertainment, and insurance premiums as incurred. Sunlight recognizes expenses associated with co-marketing agreements when earned by the counterparty.

Property and Technology — Management expenses rent, information technology and telecommunication services, and noncapitalizable costs to internally develop software as incurred.

Income Taxes — The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

The Company accounts for uncertain tax positions by reporting a liability for unrecognizable tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

In accordance with the operating agreement of Sunlight Financial LLC, to the extent possible without impairing its ability to continue to conduct its business and activities, and in order to permit its member to pay taxes on the taxable income allocated to those members, Sunlight Financial LLC is required to make distributions to the member in the amount equal to the estimated tax liability of the member computed as if the member paid income tax at the highest marginal federal and state rate applicable to a corporate entity or individual resident in New York, New York to the extent Sunlight’s operations generate taxable income for the applicable member. Sunlight did not declare any distributions for the three or nine months ended September 30, 2021 and 2020, respectively.

Business Combination

The Business Combination among the parties to the Business Combination Agreement was completed on July 9, 2021. Sunlight accounted for the Business Combination as a business combination under ASC 805, Business Combinations.

The acquisition of Sunlight Financial LLC constitutes the acquisition of a business for purposes of ASC 805, and due to the change in control, has been accounted for using the acquisition method with Sunlight Financial Holdings Inc. as the accounting acquirer and Sunlight Financial LLC as the accounting acquiree based on evaluation of the following factors:
•Sunlight Financial Holdings Inc. is the sole managing member of Sunlight Financial LLC having full and complete authority over of all the affairs of Sunlight Financial LLC while the non-managing member equity holders do not have substantive participating or kick out rights;
•The predecessor controlling unitholders of Sunlight Financial LLC does not have a controlling interest in the Company as it held less than 50% of the voting interests after the Business Combination.

These factors support the conclusion that Sunlight Financial Holdings Inc. acquired a controlling interest in Sunlight Financial LLC and is the accounting acquirer. Sunlight Financial Holdings Inc. is the primary beneficiary of Sunlight Financial LLC, which is a variable interest entity, since it has the power to direct the activities of Sunlight Financial LLC that most significantly impact Sunlight Financial LLC's economic performance through its role as the managing member. Sunlight Financial Holdings Inc.’s variable interest in Sunlight Financial LLC includes ownership of Sunlight Financial LLC, which results in the right and obligation to receive benefits and absorb losses of Sunlight Financial LLC that could potentially be significant to Sunlight Financial Holdings Inc. Therefore, the Business Combination represented a change in control and is accounted for using the acquisition method. Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed from Sunlight Financial LLC based on their estimated acquisition-date fair values.

The cash consideration in the Business Combination included cash from (a) a trust account held by Spartan in the amount of $345.0 million which Spartan received in its initial public offering of 34,500,000 shares of Class A common stock, less $192.3 million withdrawal of funds from that account to fund the redemption of 19,227,063 shares of Class A common stock at approximately $10.00 per share, and (b) $250.0 million in proceeds from the investors purchasing an aggregate of 25,000,000 Class A common stock in connection with the Business Combination ("PIPE Investment"). The Company received $55.1 million, which includes $5.6 million used to pay tax withholding related to cash compensation paid to the Company's employees at the closing of the Business Combination.

The following is an estimate of the fair value of consideration transferred and a preliminary purchase price allocation in connection with the Business Combination:

Amount
Purchase Consideration
Equity consideration paid to existing Sunlight Financial LLC ownership in Class A Common Stock, net(a)	$357,800
Rollover of Sunlight Financial LLC historical warrants	2,499
Cash consideration to existing Sunlight Financial LLC interests, net(b)	296,281
Cash paid for seller transaction costs	8,289
$664,869
Fair Value of Net Assets Acquired
Cash and cash equivalents	$59,786
Restricted cash	3,844
Advances	42,622
Financing receivables	5,117
Goodwill(c)	670,014
Intangible assets(d)	407,600
Property and equipment	1,047
Due from affiliates	1,839
Other assets	4,535
Accounts payable and accrued expenses	(19,210)
Funding commitments	(21,485)
Debt	(20,613)
Distributions payable	—
Due to affiliates	(761)
Warrants, at fair value	—
Deferred tax liability	(41,743)
Other liabilities	(512)
Fair value of noncontrolling interests(e)	(427,211)
$664,869
a.Equity consideration paid to Blocker Holders consisted of the following:

Common Class A shares	38,151,192
Fair value per share	$9.46
Equity consideration paid to existing Blocker Holders	$360,910
Acceleration of post business combination expense	(3,110)
Equity consideration paid to Sellers, net	$357,800
b.Net of $0.0 million acceleration of post business combination expense.
c.Goodwill that arose from the step-up in tax basis from the Business Combination is tax deductible for the Company.
d.The fair value of the definite-lived intangible assets is as follows:

	Weighted Average Useful Lives (in Years)	Fair Value
Contractor relationships	11.5	$350,000
Capital provider relationships	0.8	43,000
Trademarks/ trade names	10.0	7,900
Developed technology	5.0	6,700
		$407,600
e.Noncontrolling interests represent the 34.9% ownership in Sunlight Financial LLC not owned by the Sunlight Financial Holdings Inc. as of the Closing Date. The fair value of the noncontrolling interests follows:

Common Class EX units	46,216,054
Fair value per unit	$9.46
Fair value of Class EX units	$437,204
Less: Postcombination compensation expenses	(9,993)
Noncontrolling interests	$427,211

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of the net assets as of the Closing Date. This allocation is subject to revision as the assessment is based on preliminary information subject to refinement.

The Company incurred $7.0 million of expenses directly related to the Business Combination from January 1, 2021 through July 9, 2021 which were included in acquisition-related expense in the Consolidated Statements of Operations. On the Closing Date, the Company paid $12.1 million of deferred underwriting costs related to Spartan's initial public offering. At the closing of the Business Combination, $7.5 million of fees related to the PIPE Investment were paid by the Company. Additionally, Sunlight paid $7.9 million of acquisition-related advisory fees related to the Business Combination at the closing of the Business Combination, which success fees were contingent upon the consummation of the Business Combination and not recognized in the Consolidated Statements of Operations of the Predecessor or Successor. The nature of these fees relate to advisory and investment banker fees that were incurred dependent on the success of the Business Combination. The deferred underwriting commissions and costs pertaining to the cost of raising equity were treated as a reduction of equity while Business Combination costs were expensed in the period incurred.

Unaudited Pro Forma Operating Results — The following unaudited pro forma combined financial information presents the results of operations for each Predecessor period as if the Business Combination on July 9, 2021 had occurred as of January 1, 2020. The unaudited pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, transaction expenses, nonrecurring post-combination compensation expense and the related adjustment to the income tax provision.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$28,594	$17,247	$53,064	$40,519
Net income (loss) before income taxes	4,927	(6,404)	(7,706)	(79,248)
Income tax benefit (expense)	(927)	1,204	1,449	16,747
Noncontrolling interests	(2,040)	2,652	3,191	33,461
Net income (loss) attributable to Common Class A shareholders	1,960	(2,548)	(3,065)	(29,041)

Recent Accounting Pronouncements Issued, But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standard Updates (“ASUs”) that may materially impact Sunlight’s financial position and results of operations, or may impact the preparation of, but not materially affect, Sunlight’s consolidated financial statements.

As an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended ( “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), Sunlight is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Unless otherwise stated, Sunlight elected to adopt recent accounting pronouncements using the extended transition period applicable to private companies.

ASU No. 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity — In August 2020, the FASB issued ASU No. 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and simplifies the diluted earnings per share calculations. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. Sunlight is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements.

ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting — In March 2020, the FASB issued ASU No. 2020-04, which provides optional expedients for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. Sunlight is currently evaluating the impact of the adoption of ASU 2020-04, as updated by ASU 2021-01 Reference Rate Reform (Topic 848): Scope, on its consolidated financial statements.

ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract — In August 2018, the FASB issued ASU No. 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 can be applied either retrospectively or prospectively, and it is effective for Sunlight for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption, including adoption in an interim period, is permitted. Sunlight is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements.

ASU No. 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments — The FASB issued ASU No. 2016-13 in June 2016. The standard amends the existing credit loss model to reflect a reporting entity’s current estimate of all expected credit losses and requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at a net amount expected to be collected through deduction of an allowance for credit losses from the amortized cost basis of the financial asset(s). ASU No. 2016-13, as amended, is effective for Sunlight in the fiscal year ended December 31, 2023. Early adoption was permitted beginning in the first quarter of 2018. With limited exceptions, an entity should apply ASU No. 2016-13 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Sunlight is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

ASU No. 2016-02 Leases — In February 2016, FASB issued ASU No. 2016-02. The standard requires that lessees recognize a right-of-use asset and corresponding lease liability on the balance sheet for most leases. The guidance applied by a lessor under ASU No. 2016-02 is substantially similar to existing GAAP. ASU No. 2016-02, as amended, is effective for Sunlight for the fiscal year ended December 31, 2021. Early adoption is permitted. An entity should apply ASU No. 2016-02 by means of a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. Sunlight has identified the leases that it believes fall within the scope of ASU No. 2016-02 and evaluating their impact on its consolidated financial statements.

Note 3. Financing Receivables

Sunlight recognizes receivables primarily related to (a) advances that Sunlight remits to contractors to facilitate the installation of residential solar and home improvement equipment and (b) loans and loan participations. Loans and loan participations primarily include Sunlight’s undivided 5.0% participation in certain Indirect Channel Loans and Indirect Channel Loans purchased from its Bank Partner. The following tables summarize Sunlight’s financing receivables and changes thereto:

	Advances(a)	Loans and Loan Participations(b)	Total
September 30, 2021 (Successor)
Amounts outstanding	$71,310	$5,234	$76,544
Unamortized discount	—	(445)	(445)
Allowance for credit losses	—	—	—
Carrying value	$71,310	$4,789	$76,099
December 31, 2020 (Predecessor)
Amounts outstanding	$35,401	$6,351	$41,752
Unamortized discount	—	(893)	(893)
Allowance for credit losses	(121)	(125)	(246)
Carrying value	$35,280	$5,333	$40,613
a.Represents advance payments made by Sunlight to certain contractors, generally on a short-term basis, in anticipation of a project’s substantial completion, including a $9.0 million advance to a Sunlight contractor not associated with specific installation projects at September 30, 2021.
b.Represents (i) Sunlight’s 5.0% participation interest in a pool of residential solar loans with an aggregate UPB of $4.9 million and $6.0 million at September 30, 2021 and December 31, 2020, respectively, and (ii) Indirect Channel Loans purchased by Sunlight with an aggregate UPB of $0.3 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively. No loans or loan participations were individually evaluated for impairment at September 30, 2021 or December 31, 2020.

	Successor	Predecessor
	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Three Months Ended September 30, 2020	For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020
Allowance for Credit Losses — Advances
Beginning Balance	$—	$211	$139	$121	$215
Provision for credit losses	—	—	(48)	90	(124)
Ending Balance	$—	$211	$91	$211	$91

Allowance for Credit Losses — Loans and Loan Participations
Beginning Balance	$—	$111	$83	$125	$96
Provision for credit losses	254	—	358	1,082	912
Realized losses	(254)	—	(343)	(1,096)	(910)
Ending Balance	$—	$111	$98	$111	$98

Changes in Carrying Value — Loans and Loan Participations
Beginning Balance	$5,105	$4,707	$5,544	$5,333	$5,130
Purchases, net(a)	254	—	641	1,170	2,128
Proceeds from principal repayments, net	(351)	—	(346)	(832)	(971)
Accretion of loan discount	35	5	24	123	130
Provision for credit losses	(254)	—	(358)	(1,082)	(912)
Ending Balance	$4,789	$4,712	$5,505	$4,712	$5,505
a.During the three and nine months ended September 30, 2020, Sunlight purchased (i) 5.0% participation interests in 222 and 887 loans with an aggregate UPB of $0.4 million and $1.4 million as well as (ii) 12 and 36 Indirect Channel Loans with an aggregate UPB of $0.3 million and $0.7 million, respectively. During the periods July 10, 2021 through September 30, 2021, July 1, 2021 through July 9, 2021, and January 1, 2021 through July 9, 2021, Sunlight purchased (i) 5.0% participation interests in 0, 0, and 54 loans with an aggregate UPB of $0.0 million,

$0.0 million and $0.1 million as well as (ii) 8, 0, and 51 Indirect Channel Loans with an aggregate UPB of $0.1 million, $0.0 million and $1.1 million, respectively.

Advances — The following section presents certain characteristics of Sunlight’s advances.

Risk Ratings — As further described in Note 2, management evaluates Sunlight’s advances for impairment using risk ratings assigned on a scale of “1” (low risk) through “5” (higher risk). The following table allocates the advance amount outstanding based on Sunlight’s internal risk ratings:

		Total
Risk Tier(a)		Contractors	Amount Outstanding	% of Amount Outstanding
September 30, 2021 (Successor)
1	Low risk	63	$24,451	34.3%
2	Low-to-medium risk	69	33,146	46.5
3	Medium risk	9	13,713	19.2
4	Medium-to-high risk	—	—	—
5	Higher risk	—	—	—
		141	$71,310	100.0%
December 31, 2020 (Predecessor)
1	Low risk	78	$18,072	51.0%
2	Low-to-medium risk	56	16,700	47.2
3	Medium risk	4	604	1.7
4	Medium-to-high risk	—	—	—
5	Higher risk	3	25	0.1
		141	$35,401	100.0%
a.At September 30, 2021 and December 31, 2020, the average risk rating of Sunlight’s advances was 1.8 (“low-to-medium risk”) and 1.5 (“low-to-medium risk”), weighted by total advance amounts outstanding.

Delinquencies — The following table presents the payment status of advances held by Sunlight:

Payment Delinquency	Amount Outstanding(a)	% of Amount Outstanding
September 30, 2021 (Successor)
Current	$58,852	94.5%
Less than 30 days	1,989	3.2
30 days	737	1.2
60 days	230	0.4
90+ days(b)	502	0.7
	$62,310	100.0%
December 31, 2020 (Predecessor)
Current	$29,132	82.3%
Less than 30 days	3,137	8.9
30 days	1,424	4.0
60 days	672	1.9
90+ days(b)	1,036	2.9
	$35,401	100.0%
a.Excludes a $9.0 million advance to a Sunlight contractor not associated with specific installation projects at September 30, 2021.
b.As further discussed in Note 2, Sunlight generally evaluates amounts delinquent for 90 days or more for impairment. Advances to contractors may remain outstanding as a result of operational and various other factors that are unrelated to the contractor’s creditworthiness. Sunlight assessed advances 90 days or more, along with other factors that included the contractor’s risk tier and historical loss experience, and established loss allowances of $0.0 million and $0.1 million at September 30, 2021 and December 31, 2020, respectively.

Concentrations — The following table presents the concentration of advances, by counterparty:

	Successor		Predecessor
	September 30, 2021		December 31, 2020
Contractor	Amount Outstanding	% of Total	Amount Outstanding	% of Total
1	$20,968	29.4%	$295	0.8%
2	13,275	18.6	6,425	18.1
3	7,253	10.2	10,429	29.5
4	4,775	6.7	141	0.4
5	2,706	3.8	437	1.2
6	2,472	3.5	—	—
7	2,195	3.1	1,812	5.1
8	2,074	2.9	—	—
9	1,996	2.8	36	0.1
10	1,203	1.7	141	0.4
Other(a)	12,393	17.3	15,685	44.4
	$71,310	100.0%	$35,401	100.0%
a.At September 30, 2021 and December 31, 2020, Sunlight recorded advances receivable from 131 and 131 counterparties not individually listed in the table above with average balances of $0.1 million and $0.1 million, respectively. At December 31, 2020, Sunlight recorded advances receivable from individual counterparties of $2.6 million, $0.7 million, $0.6 million, $0.6 million, and $0.5 million that represent the largest advance concentrations included in “Other,” based on the amount outstanding.

Loans and Loan Participations — The following section presents certain characteristics of Sunlight’s investments in loans and loan participations. Unless otherwise indicated, loan participation amounts are shown at Sunlight’s 5% interest in the underlying loan pool.

Delinquencies — The following table presents the payment status of loans and loan participations held by Sunlight:

Payment Delinquency(a)	Loan Participations		Bank Partner Loans		Total
	Loans	UPB	Loans	UPB	Loans	UPB	% of UPB
September 30, 2021 (Successor)
Current	3,926	$4,733	18	$341	3,944	$5,074	96.9%
Less than 30 days	95	129	—	—	95	129	2.5
30 days	12	20	—	—	12	20	0.4
60 days	2	3	—	—	2	3	0.1
90+ days	5	8	—	—	5	8	0.1
	4,040	$4,893	18	$341	4,058	$5,234	100.0%
December 31, 2020 (Predecessor)
Current	4,409	$5,760	16	$319	4,425	$6,079	95.7%
Less than 30 days	116	174	—	—	116	174	2.7
30 days	22	38	1	23	23	61	1.0
60 days	7	11	—	—	7	11	0.2
90+ days	10	14	1	12	11	26	0.4
	4,564	$5,997	18	$354	4,582	$6,351	100.0%
a.As further described in Note 2, Sunlight places loans delinquent greater than 90 days on nonaccrual status. Such Loans had carrying values of $0.0 million and $0.0 million at September 30, 2021 and December 31, 2020, respectively. Sunlight does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material.

Loan Collateral Concentrations — The following table presents the UPB of Balance Sheet Loans, including Sunlight’s relevant participation percentage of the Indirect Channel Loans underlying the participation interests held by Sunlight, based upon the state in which the borrower lived at the time of loan origination:

	Successor		Predecessor
	September 30, 2021		December 31, 2020
State	UPB	% of Total	UPB	% of Total
Texas	$994	19.0%	$1,203	18.9%
California	916	17.5	1,111	17.5
Florida	454	8.7	555	8.7
New York	340	6.5	403	6.3
New Jersey	320	6.1	376	5.9
Arizona	237	4.5	312	4.9
Pennsylvania	219	4.2	274	4.3
Massachusetts	205	3.9	223	3.5
Missouri	190	3.6	228	3.6
South Carolina	189	3.6	234	3.7
Other(a)	1,170	22.4	1,432	22.7
	$5,234	100.0%	$6,351	100.0%
a.Sunlight only participates in residential solar loans originated within the United States, including 31 and 31 states not individually listed in the table above, none of which individually amount to more than 2.6% and 2.7% of the UPB at September 30, 2021 and December 31, 2020, respectively.

Note 4. Derivatives

Sunlight has entered into two agreements considered derivatives under GAAP that are subject to interest rate, credit, and/ or prepayment risks. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. Credit risk include a borrower’s inability or unwillingness to make contractually required payments. Prepayment risk includes a borrower’s payment, or lack of payment, of contractual Loan amounts prior to the date such amounts are contractually due.

In January 2019, Sunlight entered into an agreement with its Bank Partner to arrange Loans for the purchase and installation of home improvements other than residential solar energy systems. The agreement (a) entitles Sunlight to cash flows collected from the portfolio of Loans held by its Bank Partner in excess of a contractual rate, based upon one-month LIBOR plus a fixed spread, and (b) requires Sunlight to pay its Bank Partner for portfolio cash flows below such contractual rate. This contractual arrangement incorporates interest rate and credit risks related to the risk of default on Loans held by its Bank Partner that results from a borrower’s inability or unwillingness to make contractually required payments.

In February 2021, Sunlight entered into an agreement with an Indirect Channel Loan Purchaser to purchase Loans for the installation of home improvements other than residential solar energy systems. As part of that agreement, Sunlight is entitled to additional sale proceeds upon the prepayment of certain Indirect Channel Loans sold. This contractual arrangement incorporates prepayment risk related to loan prepayment rates below Sunlight’s expectations.

Sunlight’s derivative asset is recorded at fair value in the accompanying Condensed Consolidated Balance Sheets as follows:

		Successor	Predecessor
	Balance Sheet Location	September 30, 2021	December 31, 2020
Contract derivative 1	Other assets	$1,012	$1,435
Contract derivative 2	Other assets	250	—
		$1,262	$1,435

The following table summarizes notional amounts related to derivatives:

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Contract derivative 1(a)	$34,933	$59,770
Contract derivative 2(b)	28,546	n.a.
a.Represents the carrying value of Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems held by Sunlight’s Bank Partner.
b.Represents the unpaid principal balance of the Loans at time of sale to the Indirect Channel Loan Purchaser for which Sunlight is entitled to income in the event of prepayment of the Indirect Channel Loan.

The following table summarizes all income (loss) recorded in relation to derivatives:

	Successor	Predecessor
	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Three Months Ended September 30, 2020	For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020
Change in fair value of contract derivatives, net
Contract derivative 1	$509	$88	$391	$(932)	$846
Contract derivative 2	(20)	37	n.a.	270	n.a.
	$489	$125	$391	$(662)	$846
Realized gains on contract derivatives, net
Contract derivative 1	$1,299	$5	$170	$2,950	$291
Contract derivative 2	78	1	n.a.	42	n.a.
	$1,377	$6	$170	$2,992	$291

Note 5. Debt Obligations

Debt consists of the following:

	Successor							Predecessor
	September 30, 2021							December 31, 2020
	Month Issued	Outstanding Face Amount	Carrying Value	Maximum Facility Size	Final Stated Maturity	Weighted Average		Carrying Value(a)
						Funding Cost	Life (Years)
Revolving credit facility(a)	Apr 2021	$20,613	$20,613	$30,000	Apr 2023	5.1%	1.6	$14,625
a.In March 2016, Sunlight entered into a Loan and Security Agreement with a lender (“Prior Lender”). In May 2019, Sunlight and Prior Lender amended and restated the agreement to provide Sunlight a $15.0 million revolving credit facility (“Prior Facility”). In April 2021, Sunlight paid the Prior Facility in full using proceeds from a Loan and Security Agreement into which Sunlight entered with a Lender and replaced the associated standby letter of credit. Borrowings under the current $30.0 million revolving credit facility, secured by the net assets of Sunlight, bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. The facility includes unused facility costs, and amounts borrowed under this facility are nonrecourse to Sunlight Financial Holdings Inc.. The carrying value at December 31, 2020 reflects Sunlight’s borrowings under the Prior Facility.

Sunlight’s debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a failure to maintain minimum liquidity and earnings as well as maintaining capacity to fund Loans.

Activities — Activities related to the carrying value of Sunlight’s debt obligations were as follows:

	Successor	Predecessor
	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Three Months Ended September 30, 2020	For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020
Beginning Balance	$20,613	$20,613	$10,977	$14,625	$11,811
Borrowings	—	—	3,649	20,746	8,713
Repayments	—	—	(1)	(14,758)	(5,899)
Amortization of deferred financing costs(a)	—	—	—	—	—
Ending Balance	$20,613	$20,613	$14,625	$20,613	$14,625
a.Excludes $0.0 million, $0.0 million, and $0.0 million amortization of deferred financing costs included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets for the periods July 10, 2021 through September 30, 2021, July 1, 2021 through July 9, 2021, and the three months ended September 30, 2020 as well as $0.0 million and $0.0 million amortization for the period January 1, 2021 through July 9, 2021 and the nine months ended September 30, 2020, respectively. Sunlight includes amortization of these costs within “Depreciation and Amortization” in the accompanying Condensed Consolidated Statements of Operations. Unamortized deferred financing costs upon closing of the Business Combination did not qualify as acquired assets; therefore, Sunlight did not have any such unamortized costs at September 30, 2021 and did not amortize any such costs for the period July 10, 2021 through September 30, 2021.

Maturities — At September 30, 2021, all of Sunlight’s debt obligations contractually mature in 2023.

Note 6. Equity and Earnings per Share

The registration statement for the Company’s initial public offering (“IPO”) was declared effective on November 24, 2020. On November 30, 2020, the Company consummated its IPO of 34,500,000 units (“IPO Units”), including the issuance of 4,500,000 units as a result of the underwriters’ exercise in full of its over-allotment option, at $10.00 per unit, generating gross proceeds of approximately $345.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.1 million in deferred underwriting commissions. Each IPO Unit consisted of one share of the Company’s Class A common stock and one-half of one warrant (“Public Warrant”). Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) of 9,900,000 warrants (“Private Placement Warrant”), at a price of $1.00 per Private Placement Warrant to Sponsor, generating proceeds of $9.9 million.

On July 9, 2021, in connection with the closing of the Business Combination, a number of investors (collectively, the “Subscribers”) purchased an aggregate of 25,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock” and such shares purchased by the Subscribers, the “PIPE Shares”), at a purchase price of $10.00 per share for an aggregate purchase price of $250.0 million in a private placement, pursuant to separate subscription agreements, dated as of January 23, 2021 (collectively, the “Subscription Agreements”). Pursuant to the Subscription Agreements, Sunlight gave certain registration rights to the Subscribers with respect to the PIPE Shares.

Successor Equity

Sunlight has three classes of common stock and no classes of preferred stock. Holders of each of the Class A, Class B, and Class C common stock vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock has one vote on all such matters.

Class A Common Stock — The Company is authorized to issue 420,000,000 shares of Class A common stock with a par value of $0.0001 per share (“Class A Share”). At September 30, 2021 and December 31, 2020, there were 84,821,189 and 34,500,000 shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share (“Class B Share” or “Founder Share”).

In August 2020, 11,500,000 Founder Shares were issued to Spartan Acquisition Sponsor II LLC (“Sponsor”) in exchange for the payment of $25,000 of certain offering costs on behalf of the Company, or approximately $0.002 per share. In October 2020, the Sponsor transferred 50,000 Founder Shares to each of the two independent director nominees at their original purchase price. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500

Founder Shares, which the Company cancelled. Also in November 2020, the Company effected a stock dividend on the Class B common stock (which receipt of such dividends was waived by the independent director nominees), resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. At December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

There were no shares of Class B common stock issued and outstanding at September 30, 2021. The Company cancelled 1,187,759 shares of Class B common stock upon Closing of the Business Combination in connection with the redemption of 19,227,063 shares of Class A common stock issued in the Initial Public Offering, and the remaining 7,437,241 shares of Class B common stock were automatically converted into Class A common stock at the Business Combination on a one-for-one basis.

The holders of the Founders Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (a) one year after the completion of the Business Combination, (b) the reported last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and similar activity) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (c) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Class C Common Stock — The Company is authorized to issue 65,000,000 shares of Class C common stock with a par value of $0.0001 per share (“Class C Share”). At September 30, 2021, there were 47,595,455 shares of Class C common stock issued and outstanding. There were no shares of Class C common stock issued and outstanding at December 31, 2020. Each Class C Share, along with one Class EX Unit, can be exchanged for one Class A Share, subject to certain limitations. Upon exchange, Sunlight redeems and cancels the Class C common stock and Sunlight Financial LLC redeems and cancels the Class EX Unit. Class C Shares have no dividend or liquidation rights, but do have voting rights on a pari passu basis with the Class A Shares.

Preferred Stock — The Company is authorized to issue 35,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Sunlight’s board of directors. Sunlight’s Board is able, without stockholder approval, to issue Preferred Stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The Company has not issued any shares of preferred stock.

Warrants — At September 30, 2021, Sunlight has authorized Class A Shares to cover the exercise of the following outstanding warrants on its equity:

Type	Date of Issuance	Exercise Price per Share	Shares
Public Warrants	Nov-20	$11.50	17,250,000
Private Placement Warrants	Nov-20	11.50	9,900,000
Other	Feb-21	7.72	627,780

Refer to Notes 2 and 7 regarding the accounting treatment for warrants and the valuation thereof, respectively.

Public Warrants — Public Warrants may only be exercised for a whole number of shares of common stock. No fractional Public Warrants are issued upon separation of the Units and only whole Public Warrants trade. The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire upon the earlier of redemption or five years after the completion of the Business Combination. The warrants will become exercisable on November 30, 2021, provided the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Private Placement Warrants — The Private Placement Warrants are not redeemable by the Company, subject to certain limited exceptions, so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants for cash or on a cashless basis. Except as described in “— Company Redemption of Public Warrants and Private Placement Warrants,” the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability, and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Other Warrants — In February 2021, Sunlight Financial LLC issued a warrant exercisable for 7,000 of its Class A-3 Units at an exercise price of $691.90 per unit. In connection with the Business Combination, Sunlight and the holder of that warrant amended the warrant to permit the holder to exercise its warrant for 627,700 Class A common stock at an exercise price of $7.715 per share. Sunlight reclassified the warrant, historically classified as a liability but no longer exercisable for redeemable equity, as equity at a fair value of $2.5 million just prior to reclassification. Upon Closing of the Business Combination, holders of warrants exercisable in Sunlight Financial LLC’s Class A-1 and A-2 Units exercised their warrants for an aggregate of $2.3 million in cash and 635,641 Class A common shares..

Company Redemption of Public Warrants and Private Placement Warrants — Sunlight may redeem Public Warrants and Private Placement Warrants on terms that vary according to the trading price of its Class A shares.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
•if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at a price of $0.10 per warrant, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined in part by the redemption date and the “fair market value” of the Class A common stock except as otherwise described below;
•upon a minimum of 30 days’ prior written notice to each warrant holder; and
•if, and only if, the reported last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrant holders.

The “fair market value” of the Class A common stock for the purpose of the redemption terms above is the average reported last sale price of the Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 shares of Class A common stock per whole warrant (subject to adjustment). This redemption feature differs from the typical warrant redemption features.

Predecessor Equity

Prior to the Business Combination, interests in Sunlight Financial LLC’s partnership equity consists of members’ preferred and subordinated units. Sunlight Financial LLC did not have a specific number of preferred or subordinated units authorized at December 31, 2020, but retained the corporate authority to issue sufficient units to meet its obligations. In addition to its partnership equity, Sunlight Financial LLC issued warrants, profits interests, and other economic interests as part of its long-term incentive plan. Upon the closing of the Business Combination, Sunlight became the managing member of Sunlight Financial LLC, which replaced its equity with common equity in the form of Class X units issued to Sunlight and Class EX units issued to certain selling unitholders according to the Business Combination Agreement.

Temporary Equity Activities — Activities related to interests in Sunlight Financial LLC’s partnership equity units considered temporary equity were as follows:

Month of Issuance	Class A-3 Units	Class A-2 Units	Class A-1 Units
Units at December 31, 2019 (Predecessor)	326,428	195,973	256,966
March 2020	11,768	7,065	9,264
June 2020	12,193	7,320	9,598
September 2020	12,771	7,667	10,053
December 2020	13,235	7,947	10,421
	49,967	29,999	39,336
Units at December 31, 2020 (Predecessor)	376,395	225,972	296,302
March 2021	13,457	8,079	10,593
June 2021	14,094	8,461	11,094
July 2021	1,444	867	1,137
	28,995	17,407	22,824
Units at July 9, 2021 (Predecessor)	405,390	243,379	319,126

Preferred Units — Prior to the Business Combination, the Class A-1, A-2 and A-3 Units (collectively, the “Class A Units”) were the most senior classes of equity units of Sunlight Financial LLC and represented convertible preferred securities that earn a preferred return. Sunlight Financial LLC’s board of directors elected to pay the preferred return by issuing additional Class A Units equal to 14.5%, on an annualized basis, of the members’ outstanding Class A Units (“Class A PIK Units”). At the Closing of the Business Combination, holders of Preferred Units sold certain Class A-2 Units and Class A-3 Units to wholly-owned subsidiaries of Sunlight in exchange for cash and Class A Shares while remaining Class A Unitholders received cash and Class EX Units.
Subordinated Units — Prior to the Business Combination, the Class B Units were a class of equity units subordinate to Class A Units with regard to liquidation, and Sunlight’s payment of the preferred return to the Class A Units, in Class A PIK Units, diluted Class B Units’ interests in Sunlight’s equity. No Class B Units were issued, redeemed, or cancelled during the period January 1, 2021 through July 9, 2021 or the nine months ended September 30, 2020. At the Closing of the Business Combination, holders of Class B Units exchanged their Class B Units for cash and Class EX Units.

Other Interests — Prior to the Business Combination, Sunlight had issued the following subordinated interests upon conversion of equity-based compensation awards upon vesting.

Class C Units — Sunlight Financial LLC had issued Class C Units that did not have voting rights or certain other equity-like features, were subordinate to the Class A Units and Class B Units, and only received distributions from Sunlight Financial LLC’s profits, based on the total number of outstanding units at such time, after Sunlight Financial LLC distributed the liquidation preference of Class A Units. At the Closing of the Business Combination, which occurred at a price above the Threshold Equity Value of each equity award, holders of vested Class C Units received cash and Class EX Units. Holders of unvested Class C Units received awards of Class C Shares, Class EX Units, and cash subject to time vesting.

LTIP Units — In February 2016, Sunlight Financial LLC established a program pursuant to which it granted units to certain employees in a long-term incentive plan. In December 2017, Sunlight Financial LLC, at the direction of its board of directors, amended and restated its long-term incentive plan to provide clarity around certain items and to allow for the issuance of various classes of LTIP Units. All LTIP units issued between February 2018 and the Closing Date of the Business Combination were economically equivalent to corresponding classes of Class C units. At the Closing of the Business Combination, holders of vested LTIP Units received cash and Class A Shares. Holders of unvested LTIP Units received awards of Class A Shares and cash subject to time vesting.

Non-Controlling Interests in Consolidated Subsidiaries — These amounts relate to equity interests in Sunlight's consolidated, but not wholly owned subsidiaries, which are held by the Class EX unitholders.

The Sunlight Financial LLC portion of non-controlling interests is computed as follows:

Successor
For the Period July 10, 2021 to September 30, 2021
Sunlight Financial LLC net income (loss) before income taxes	$(26,115)
Sunlight Financial LLC as a percent of total(a)	34.9%
Sunlight Financial LLC net income (loss) attributable to the Class EX unitholders	$(9,108)
a.Represents the weighted average percentage of total Sunlight shareholders' net income (loss) in Sunlight Financial LLC attributable to the Class EX unitholders.

The following discloses the effects of changes in Sunlight's ownership interest in Sunlight Financial LLC on Sunlight's equity:

Successor
For the Period July 10, 2021 to September 30, 2021
Transfers (to) from non-controlling interests:
Decrease in Sunlight's shareholders' equity for the delivery of Class EX Units primarily in connection with vested provisionally-vested Class EX Units	$—
Dilution impact of equity transactions	—
Net income (loss) attributable to Class A shareholders	(11,323)
Change from transfers (to) from non-controlling interests and from net income (loss) attributable to Class A shareholders	$(11,323)

Equity-Based Compensation — On June 17, 2021, the board of directors of the Company adopted the Sunlight Financial Holdings Inc. 2021 Equity Incentive Plan (the "Equity Plan") and the Sunlight Financial Holdings Inc. Employee Stock Purchase Plan (the “ESPP” and together with the Equity Plan, the “Plans”), which the Company's stockholders approved on July 8, 2021. Refer to Note 11 for recent activities concerning the Plans.

Sunlight has granted the following outstanding awards (“Compensation Awards”) to certain employees and members of Sunlight’s Board at September 30, 2021:

	Service (in Years)
Award Class(a)	Minimum	Maximum	Awards(b)
Provisionally-Vested Class A Shares	1.9	3.6	388,919
Provisionally-Vested Class EX Units	1.9	1.9	1,150,230
Director RSUs	1.0	1.0	75,000
Employee RSUs	3.0	4.0	1,108,678
			2,722,827
a.All awards subject solely to time-based vesting.
b.Net of fully vested awards.

Compensation Unit Activities — Activities related to Sunlight’s equity-based compensation were as follows:

Successor

	Provisionally-Vested				RSUs
	Class A Shares		Class EX Units		Directors		Employees
	Per Share	Shares	Per Unit	Units	Per Share	Shares	Per Share	Shares
July 9, 2021 (Successor)	$—	—	$—	—	$—	—	$—	—
Issued	9.46	512,227	9.46	1,379,401	9.46	75,000	9.46	1,257,966
Vested	9.46	(38,030)	9.46	(179,813)	—	—	—	—
Forfeited or Cancelled	9.46	(85,278)	9.46	(49,358)	—	—	9.46	(149,288)
September 30, 2021 (Successor)	9.46	388,919	9.46	1,150,230	9.46	75,000	9.46	1,108,678

Predecessor

	Class C		LTIP
	Per Unit	Units	Per Unit	Units
December 31, 2019 (Predecessor)	$14.45	237,318	$19.54	64,046
Issued	23.62	1,205	23.62	14,678
Converted to Class C-1 Units	20.66	(959)	43.50	(1,347)
Converted to Class C-2 Units	11.12	(2,268)	17.73	(2,959)
Forfeited	—	—	14.70	(1,373)
September 30, 2020 (Predecessor)	14.50	235,296	20.08	73,045

December 31, 2020 (Predecessor)	$14.51	234,403	$20.06	71,060
Issued	—	—	—	—
Converted to Class C-1 Units	16.19	(181)	18.96	(377)
Converted to Class C-2 Units	11.12	(1,513)	15.64	(1,285)
July 9, 2021 (Predecessor)	14.53	232,709	20.14	69,398

Unrecognized Compensation Expense — At September 30, 2021, Sunlight has not yet recognized compensation expense for the following awards, all of which are subject solely to time-based service vesting conditions:

Type	Weighted Average Recognition Period	Units/ Shares	Amount
Provisionally-Vested Class A Shares	1.3 years	388,919	$3,614
Provisionally-Vested Class EX Units	0.9 years	1,150,230	10,747
Director RSUs	0.8 years	75,000	550
Employee RSUs	3.7 years	1,108,678	9,883
		2,722,827	$24,794

Refer to Notes 2 and 7 regarding the accounting treatment for compensation units and the valuation thereof.

Earnings (Loss) Per Share — Sunlight is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. Sunlight does not present earnings per unit of Sunlight Financial LLC, Sunlight’s accounting predecessor, for periods prior to the Business Combination.

Sunlight’s potentially dilutive equity instruments fall primarily into two general categories: (i) instruments that Sunlight has issued as part of its compensation plan, and (ii) ownership interests in Sunlight’s subsidiary, Sunlight Financial LLC, that are owned by the Class EX unitholders (except the RSUs) and are convertible into Class A shares. Based on the rules for calculating earnings per share, there are two general ways to measure dilution for a given instrument: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders (the if-converted and two-class methods). Sunlight has applied these methods as prescribed by the rules to each of its outstanding equity instruments as shown below.

The following table summarizes the basic and diluted earnings per share calculations:

Successor
For the Period July 10, 2021 to September 30, 2021
Net Income (Loss) Per Class A Shareholders, Basic
Net income (loss) available to Class A shareholders	$(11,216)
Total weighted average shares outstanding	84,833,808
Net Income (Loss) Per Class A Shareholders, Basic	$(0.13)

Net Income (Loss) Per Class A Shareholders, Diluted
Net income (loss) available to Class A shareholders	$(20,140)
Total weighted average shares outstanding	131,088,438
Net Income (Loss) Per Class A Shareholders, Diluted	$(0.15)

Net income (loss) available to Class A shareholders
Net Income (Loss)	$(20,431)
Noncontrolling interests in loss of consolidated subsidiaries	9,108
Other weighting adjustments	107
Net Income (Loss) Attributable to Class A Shareholders	(11,216)
Noncontrolling interests in income (loss) of Sunlight Financial LLC, net of assumed corporate income taxes at enacted rates, attributable to Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	(8,924)
Net income (loss) available to Class A shareholders, diluted	$(20,140)

Weighted Average Units Outstanding
Class A shares outstanding	84,833,808
Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	46,254,630
Incremental Class A Shares attributable to dilutive effect of warrants(b)	—
Total weighted average shares outstanding, diluted	131,088,438
a.The Class EX Units not held by Sunlight (that is, those held by noncontrolling interests) are exchangeable into Class A Shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by Sunlight Financial Holdings Inc., the effect may be anti-dilutive.
b.Sunlight uses the treasury stock method to determine the dilutive effect, if any, of warrants exercisable in Sunlight’s Class A Shares. Such warrants were out-of-the-money during the Successor period.

The Class C Shares have no net income (loss) per share as they do not participate in Sunlight’s earnings (losses) or distributions. Sunlight determined the presentation of earnings per unit during the predecessor periods is not meaningful.Therefore, the earnings per unit information has not been presented for the predecessor periods.

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

Successor
Common Shares From	For the Period July 10, 2021 to September 30, 2021
Warrants(a)	27,150,000
Other warrants	627,780
Unvested Class EX Units	1,340,825
RSUs(b)	1,849,355
30,967,960
a.Includes Public Warrants and Private Placement Warrants.
b.Includes RSUs awards to directors and employees.

There were no dividends declared for Sunlight’s Class A common stock during the period July 10, 2021 through September 30, 2021.

Note 7. Fair Value Measurement

The carrying values and fair values of Sunlight’s assets and liabilities recorded at fair value on a recurring or non-recurring basis, as well as other financial instruments for which fair value is disclosed, at September 30, 2021 and December 31, 2020 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
September 30, 2021 (Successor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	$4,893	$4,484	$—	$—	$4,480	$4,480
Loans, held-for-investment	341	305	—	—	300	300
Cash and cash equivalents	72,786	72,786	72,786	—	—	72,786
Restricted cash	2,259	2,259	2,259	—	—	2,259
Contract derivatives	63,479	1,262	—	—	1,262	1,262

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	31,474	—	—	31,474	31,474
Guarantee obligation	n.a.	250	—	—	250	250

December 31, 2020 (Predecessor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	5,997	5,029	—	—	5,140	5,140
Loans, held-for-investment	354	304	—	—	310	310
Cash and cash equivalents	49,583	49,583	49,583	—	—	49,583
Restricted cash	3,122	3,122	3,122	—	—	3,122
Contract derivatives	59,770	1,435	—	—	1,435	1,435

Liabilities:
Debt	14,625	14,625	—	—	14,625	14,625
Warrants	4,700	5,643	—	—	5,643	5,643
Guarantee obligation	n.a.	839	—	—	839	839

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

Sunlight’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Assets	Liabilities
	Contract Derivatives	Warrants
December 31, 2020 (Predecessor)	$1,435	$5,643
Transfers(a)
Transfers to Level 3	—	41,591
Transfers from Level 3	—	(11,148)
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	(4,612)
Included in change in fair value of contract derivatives, net	(173)	—
Included in realized gains on contract derivatives, net	4,369	—
Payments, net	(4,369)	—
September 30, 2021 (Successor)	$1,262	$31,474

December 31, 2019 (Predecessor)	$—	$133
Transfers(a)
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	66
Included in change in fair value of contract derivatives, net	846	—
Included in realized gains on contract derivatives, net	291	—
Payments, net	(291)	—
September 30, 2020 (Predecessor)	$846	$199
a.Transfers are assumed to occur at the beginning of the respective period.
b.Changes in the fair value of liabilities shown as losses included in net income.

Contract Derivative Valuation — Fair value estimates of Sunlight's contract derivatives are based on an internal pricing model that uses a discounted cash flow valuation technique, incorporates significant unobservable inputs, and includes assumptions that are inherently subjective and imprecise. Significant inputs used in the valuation of Sunlight’s contract derivatives include:

Contract Derivative	Significant Inputs
1	Inputs include expected cash flows from the financing and sale of applicable Indirect Channel Loans and discount rates that market participants would expect for the Indirect Channel Loans. Significant increases (decreases) in the discount rates in isolation would result in a significantly lower (higher) fair value measurement.
2	Inputs include expected prepayment rate of applicable Indirect Channel Loans sold to the Indirect Channel Loan Purchaser. Significant increases (decreases) in the expected prepayment rate in isolation would result in a significantly higher (lower) fair value measurement.

The following significant assumptions were used to value Sunlight’s contract derivative:

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Contract Derivative 1
Discount rate	9.9%	8.1%
Weighted average life (in years)	0.2	0.3
Contract Derivative 2
Expected prepayment rate	75.0%	n.a.

Compensation Unit and Warrant Valuation — Sunlight uses the observed market price of its publicly-traded Class A common shares and the warrants thereon to measure the value of RSU awards on the grant date and the value of Public Warrants, respectively. For Private Placement Warrants, Sunlight uses an independent third-party valuation firm to value those warrants using a Monte Carlo option pricing model, which includes the following estimates of underlying asset value, volatility, dividend rates, expiration dates, and risk-free rates:

Successor
Assumption	September 30, 2021
Class A common share value per share(a)	$5.31
Implied volatility(a)	52.0%
Dividend yield(b)	—%
Time to expiry (in years)(a)	4.8
Risk free rate(a)	1.0%
a.Significant increases in these assumptions in isolation would result in a higher fair value measurement.
b.Significant increases in these assumptions in isolation would result in a lower fair value measurement.

Predecessor

To determine the fair value of warrants at December 31, 2020 and the grant-date value of each Class C Unit and LTIP Unit granted prior to the Business Combination during the periods July 1, 2021 through July 9, 2021, January 1, 2021 through July 9, 2021 and the three and nine months ended September 30, 2020, an independent third-party valuation firm (a) used an income valuation approach to determine the fair value of Sunlight’s equity on a quarterly basis and (b) allocated that fair value to each class of interest in Sunlight’s equity and warrants thereon on a per unit basis using an option pricing method. Sunlight determined the grant-date fair value of an award using the value at the quarter-end closest to the grant date of the award. Significant increases (decreases) in the cost of equity, volatility, tax rate, and equity term in isolation would result in a significantly lower (higher) fair value measurement. The following significant assumptions were used to value Sunlight’s equity and warrants thereon, on a weighted-average basis:

Predecessor
Assumption	December 31, 2020
Cost of equity	22.5%
Volatility	46.0%
Tax rate	26.0%
Term (in years)	3.0

At December 31, 2020, Sunlight applied a hybrid probability-weighted expected return valuation method, which incorporated two scenarios: (a) a scenario using a market valuation approach that assumed Sunlight completed the Business Combination and (b) a remain private scenario that used the aforementioned income valuation approach.

Note 8. Taxes

Sunlight recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in Sunlight's Condensed Consolidated Statements of Operations. At September 30, 2021 and December 31, 2020, Sunlight did not have any material uncertain tax positions. Any uncertain tax position taken by any of the Class EX unitholders is not an uncertain tax position of Sunlight Financial LLC.

Sunlight calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The income taxes benefit was $5.7 million for the period July 10, 2021 through September 30, 2021. Sunlight Financial LLC, Sunlight’s accounting predecessor, is a limited liability partnership not subject to income taxes. Sunlight’s effective tax rate was 23.1% for the period July 10, 2021 through September 30, 2021.

At September 30, 2021 and December 31, 2020, total gross unrecognized tax benefits were $0.0 million and $0.0 million, respectively. Sunlight recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2021 and December 31, 2020, the total amount of gross interest and penalties accrued was $0.0 million and $0.0 million, respectively, which is classified as other liabilities in the Condensed Consolidated Balance Sheets.

Tax Receivable Agreement — Sunlight entered into a Tax Receivable Agreement (“TRA”) with selling equity holders of Sunlight Financial LLC that requires Sunlight to pay 85.0% of the tax savings that are realized primarily as a result of increases in Sunlight Financial LLC managing member’s tax basis in the partnership’s assets as a result of the sale and exchange of Sunlight Financial LLC’s Class EX units and Sunlight Financial Holdings Inc.’s Class C shares for Sunlight Financial Holdings Inc.’s Class A shares, as well as certain other tax benefits related to tax benefits attributable to payments under the TRA. Sunlight retains the benefit of the remaining 15.0% of these tax savings.

The Business Combination did not create a TRA liability, and Sunlight has not recognized a TRA liability through September 30, 2021, as there were no exchanges of Sunlight Financial LLC’s partnership equity held by members prior to the Business Combination for interests in Sunlight Financial Holdings Inc. subject to the TRA.

Note 9. Transactions with Affiliates and Affiliated Entities

Sunlight has entered into agreements with the following affiliates, including equity members and those serve on Sunlight’s board of directors. Management believes that the arrangements represent market compensation for the related services.

Founder Shares — In August 2020, 11,500,000 shares of the Spartan’s Class B common stock, par value $0.0001 per share (“Class B common stock” or “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of certain offering costs on behalf of the Company, or approximately $0.002 per share. In October 2020, the Sponsor transferred 50,000 Founder Shares to each of the two independent director nominees at their original purchase price. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500 Founder Shares, which the Company cancelled. Also in November 2020, the Company effected a stock dividend on the Class B common stock (which receipt of such dividends was waived by the independent director nominees), resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. All shares and associated amounts had been retroactively restated to reflect the share surrender and the stock dividend. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 shares were no longer subject to forfeiture.

The holders of the Founders Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the reported last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants — Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 9,900,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $9.9 million.

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

Related Party Loans — On August 17, 2020, the Sponsor agreed to loan Spartan an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest bearing and payable upon the closing date of the Initial Public Offering. As of November 30, 2020, the Company borrowed approximately $235,000 under the Note. The Company fully repaid the Note on December 3, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The Company had no such borrowings upon closing of the Business Combination, at which time such loans from the Sponsor are no longer available to the Company.

Administrative Support Agreement — Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company paid the Sponsor $60,000 for such services during the period of January 1, 2021 through July 9, 2021. Upon closing of the Business Combination, the Administrative Support Agreement was terminated.

FTV Management V, LLC (“FTV”) — In May 2018, Sunlight entered into a management agreement with FTV. Under the terms of the agreement, FTV provided strategic financial services to Sunlight in exchange for a management fee of $50,000 per calendar quarter. This management agreement terminated upon closing of the Business Combination.

Hudson SL Portfolio Holdings LLC (“HSPH”) — In February 2018, Sunlight entered into an administrative services agreement with HSPH, indirectly owned by members of Sunlight and SL Investor III LLC, where Sunlight agreed to provide certain services to Solar Loan Management LLC, an affiliate of Hudson Sustainable Investment Management, LLC and HSPH. These services generally include special servicing administration, ongoing accounting work, all calculations related to the purchase and financing of certain Loans under the forward flow agreement and the senior financing, and other services that would be expected of the sponsor of a securitized pool of loans. During the three months ended September 30, 2021 and 2020, Sunlight was paid $0.0 million and $0.0 million, respectively, for such services. During the nine months ended September 30, 2021 and 2020, Sunlight was paid $0.1 million and $0.1 million, respectively, for such services.

Tiger Infrastructure Partners (“Tiger”) — In September 2015, Sunlight entered into a management agreement with Tiger. Under the terms of the agreement, Sunlight pays Tiger a management fee of $50,000 per calendar quarter for strategic financial services provided by Tiger to Sunlight. In addition to the management fee, Sunlight reimbursed $0.0 million and $0.0 million of expenses to Tiger during the three months ended September 30, 2021 and 2020, respectively, and $0.0 million and $0.0 million during the nine months ended September 30, 2021 and 2020.This management agreement terminated upon closing of the Business Combination.

Estimated Tax Distributions — Sunlight distributes cash to its unitholders using allocations of estimated taxable income it expects to generate. As Sunlight revises its estimate of taxable income or loss, the allocation of taxable income to its unitholders may change, resulting in amounts due to, or from, certain unitholders. At September 30, 2021, Sunlight’s unitholders owed $0.4 million to Sunlight resulting from changes between the tax obligations estimated at the time of the distribution, shown as “Due from Affiliates” in the accompanying Condensed Consolidated Balance Sheets, offset by $0.8 million that Sunlight owed to its unitholders, shown as “Due to Affiliates” in the accompanying Condensed Consolidated Balance Sheets.

Note 10. Commitments and Contingencies

Sunlight was subject to the following commitments and contingencies at September 30, 2021.

Litigation — From time to time, Sunlight may be involved in various claims and legal actions arising in the ordinary course of business. Sunlight establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

At September 30, 2021, Sunlight was not involved in any material legal proceedings regarding claims or legal actions against Sunlight.

Indemnifications — In the normal course of business, Sunlight enters into contracts that contain a variety of representations and warranties and that provide general indemnifications. Sunlight’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against Sunlight that have not yet occurred. However, based on Sunlight’s experience, Sunlight expects the risk of material loss to be remote.

Advances — Sunlight provides a contractually agreed upon percentage of cash to a contractor related to a Loan that has not yet been funded by either a Direct Channel Partner or its Bank Partner as well as amounts funded to contractors in anticipation of loan funding. At September 30, 2021, Sunlight has committed to advance up to $218.5 million for unfunded, approved Loans submitted by eligible contractors, of which Sunlight advanced $71.3 million included in “Advances” in the accompanying Condensed Consolidated Balance Sheets.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with contractors, Direct Channel Partners, and Bank Partner, the funding source periodically remits to Sunlight the cash related to Loans it has originated. Sunlight has committed to funding such amounts to the relevant contractor when certain milestones have been reached relating to the installation of residential solar system, or other home improvement equipment, underlying the consumer receivable. Any amounts retained by Sunlight in anticipation of an installation milestone being reached are included in “Funding Commitments” in the accompanying Condensed Consolidated Balance Sheets, totaling $21.0 million at September 30, 2021.

Loan Guarantees — Sunlight is required to guarantee the performance of certain Indirect Channel Loans, which it is required to repurchase in the event Sunlight is unable to facilitate the sale of such loans, and certain Direct Channel Loans. Upon repurchase, Sunlight may attempt to recover any contractual amounts owed by the borrower or from the contractor (in the event of a contractor’s nonperformance). Sunlight repurchased and wrote off 9, 0 and 12 loans, totaling $0.2 million, $0.0 million and $0.3 million, for the periods July 10, 2021 through September 30, 2021, July 1, 2021 through July 9, 2021, and the three months ended September 30, 2020 as well as 60 and 36 loans, totaling $1.3 million and $0.7 million, for the period January 1, 2021 through July 9, 2021 and the nine months ended September 30, 2020, respectively, associated with these guarantees. At September 30, 2021, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $56.1 million, and Sunlight recorded a $0.2 million liability presented within “Other Liabilities” in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2021, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s Bank Partner and certain Direct Channel Partners that were delinquent more than 90 days was $0.2 million.

Tax Receivable Agreement — If Sunlight were to exercise its right to terminate the TRA or certain other acceleration events occur, Sunlight would be required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the TRA. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that Sunlight expects to have sufficient taxable income to utilize the full amount of any tax benefits subject to the TRA over the period specified therein. The payments that Sunlight would be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but Sunlight expects the cash tax savings it would realize from the utilization of the related tax benefits will exceed the amount of any required payments.

Sunlight Rewards™ Program — Sunlight Rewards™ allows solar salespeople to earn points for selling Sunlight-facilitated loans. These individuals can gain “status” for their own overall loyalty, track their points, and choose to redeem points for quality awards. If all points earned under the Sunlight Rewards™ Program were redeemed at September 30, 2021, Sunlight would pay $2.7 million, and Sunlight recorded a liability of $1.7 million.

Non-Cancelable Operating Leases — Sunlight's non-cancelable operating leases consist of office space leases. Certain lease agreements include rent concessions and leasehold improvement incentives. In addition to base rentals, certain lease agreements are subject to escalation provisions and rent expense is recognized on a straight‑line basis over the term of the lease agreement.

At September 30, 2021, the approximate aggregate annual minimum future lease payments required on the operating leases are as follows:

October 1, through December 31, 2021	$277
2022	1,348
2023	1,510
2024	1,553
2025	1,982
Thereafter	8,560
$15,230

During the periods July 10, 2021 through September 30, 2021, July 1, 2021 through July 9, 2021, and January 1, 2021 through July 9, 2021, total lease expense was $0.4 million, $0.0 million and $0.9 million, respectively, which Sunlight paid in full. During the three and nine months ended September 30, 2020, total lease expense was $0.3 million and $0.8 million, respectively, which Sunlight paid in full.

Note 11. Subsequent Events

The following events occurred subsequent to September 30, 2021 through the issuance date of these Unaudited Condensed Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

Registration of the Plans

On October 1, 2021, the Company filed a registration statement on Form S-8 relating to (i) 28,050,000 shares of Class A common stock, par value $0.0001 per share, issuable under the Equity Plan; and (ii) 3,400,000 shares of common stock reserved for issuance under the ESPP.

Other

During the first quarter of 2020, the outbreak of a novel strain of coronavirus (COVID-19) has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. Depending on the severity and duration of the outbreak, the novel coronavirus could present material uncertainty and risk with respect to the Company, its performance, and its financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Sunlight Financial Holdings Inc.’s (the “Company,” “Sunlight,” “Successor” or “we,” “our” and “us”) consolidated results of operations and financial condition. The discussion should be read in conjunction with Sunlight’s consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Sunlight” is intended to mean the business and operations of Sunlight Financial Holdings Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs, and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by the use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions; discuss future expectations; describe future plans and strategies; contain projections of results of operations, cash flows, or financial condition; or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results in future periods to differ materially from forecasted results.

Our ability to implement our business strategy is subject to numerous risks, as more fully described under Item 1A. “Risk Factors.” These risks include, among others:
•Sunlight has incurred net losses in the past, and Sunlight may be unable to sustain profitability in the future.
•The ongoing COVID-19 pandemic and other health epidemics and outbreaks could adversely affect Sunlight’s business, results of operations and financial condition.
•If Sunlight fails to manage its operations and growth effectively, Sunlight may be unable to execute its business plan, maintain high levels of customer services and support or adequately address competitive challenges.
•Sunlight may in the future expand to new industry verticals outside of the U.S. solar system and home improvement industries, and failure to comply with applicable regulations, accurately predict demand or growth, or build a process valued in those new industries could have an adverse effect on Sunlight’s business.
•To the extent that Sunlight seeks to grow through future acquisitions, or other strategic investments or alliances, Sunlight may not be able to do so effectively.
•A material reduction in the retail price of electricity charged by electric utilities, other retail electricity providers, or other energy sources as compared to potential savings for purchasing and using a solar system or an increase in pricing for purchasing and using a solar system above the cost of other energy sources could result in a lower demand for solar systems, which could have an adverse impact on Sunlight’s business, results of operations and financial condition.
•Sunlight’s inability to compete successfully or maintain or improve Sunlight’s market share and margins could adversely affect its business.
•Disruptions in the operation of Sunlight’s computer systems and those of its critical third-party service providers and capital providers could have an adverse effect on Sunlight’s business.
•Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar energy systems, which may significantly reduce demand for our loan products.
•Sunlight’s growth is dependent on its contractor network and in turn the quality of the service and products they provide to their customers, and Sunlight’s failure to retain or replace existing contractors, to grow its contractor network or the number of Sunlight loans offered through its existing network, or increases in loan delinquencies due to any deficiencies in Sunlight’s contractor underwriting practices, could adversely impact Sunlight’s business.
•Sunlight’s revenue is impacted, to a significant extent, by the general economy and the financial performance of its capital providers and contractors.
•Sunlight has never paid cash dividends on its capital stock, and does not anticipate paying dividends in the foreseeable future.
•If assumptions or estimates Sunlight uses in preparing its financial statements are incorrect or are required to change, Sunlight’s reported results of operations, liquidity, and financial condition may be adversely affected.
•A significant portion of Sunlight’s total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of its Class A common stock to drop significantly, even if its business is doing well.

Business Overview

Sunlight is a business-to-business-to-consumer, technology-enabled point-of-sale (“POS”) financing platform that provides residential solar and home improvement contractors the ability to offer seamless POS financing to their customers when purchasing residential solar systems or other home improvements. The resulting loans are funded by Sunlight’s network of capital providers who, by partnering with Sunlight, gain access to a difficult-to-reach loan market, best-in-class consumer credit underwriting, and attractive risk adjusted returns. These loans are facilitated by Sunlight’s proprietary technology platform, Orange® (the “Platform”), through which Sunlight offers instant credit decisions to homeowners nationwide at the POS on behalf of Sunlight’s various capital providers. Since Sunlight’s founding in 2014 through September 30, 2021, Sunlight has facilitated over $5.4 billion of loans through the Sunlight Platform in partnership with its contractor relationships.

Sunlight’s success is fueled by its strong and intentional culture based on core values such as honesty, fairness, and scrappiness. Sunlight’s culture encourages Sunlight teammates to work collaboratively with Sunlight’s contractor and capital provider partners, and the consumers they serve, to find the right result to business challenges and to deliver white-glove service. Also core to Sunlight’s values is a passion for Sunlight’s business and the societal benefits that the business funds. To date, Sunlight has facilitated loans to more than 135,000 homeowners who, as a result, have had the opportunity to save money on their utility bills and choose renewable energy over carbon-producing traditional sources of power. As of September 30, 2021, residential solar systems and energy-efficient home improvement products, facilitated through Sunlight financings, have eliminated an estimated 13.5 million metric tons of carbon dioxide from the atmosphere. Sunlight has also executed the United Nations Climate Neutral Now Pledge, and its business was certified as carbon neutral for its fiscal year 2020. Sunlight will continue to pursue certification for carbon neutrality in the future.

Sunlight’s core business is facilitating loans made by Sunlight’s various capital providers to the consumer customers of residential solar contractors. Sales of Sunlight-facilitated loan products are made by contractors in the context of selling residential solar systems to consumers, allowing homeowners to go solar with no money down, and in most cases, immediately saving money on their utility bills and often saving a significant amount of money over the life of their solar system. While only approximately 20% of residential solar system sales were financed with solar loans in 2015, an estimated 63% of residential solar loan sales were financed with solar loans in 2020. Solar loans made to finance residential solar systems through Sunlight’s Platform are made exclusively to homeowners. Sunlight believes that homeowners generally have better credit characteristics than other consumer groups. As of September 30, 2021, the average FICO score of all solar borrowers financed through Sunlight’s Platform is 747. Both the generally strong credit profile of solar loan borrowers and attractive risk-adjusted returns on solar loans to capital providers have enabled Sunlight to build a diversified network of capital providers to fund the solar loans facilitated by Sunlight’s Platform.

Loan providers in the residential solar industry compete primarily on process (customer and contractor experience), pricing and products. Orange® offers contractors robust tools to sell more solar systems and home improvements and homeowners a fast, fully-digital and frictionless experience. Because Sunlight has diverse funding sources, Sunlight is able to offer a large suite of competitive loan products that include multiple loan structures and combinations of interest rates and tenors.

Sunlight’s revenue is primarily from platform fees earned on each solar and home improvement loan facilitated through Orange®. The platform fee is generally equal to the margin between the contractor fee charged to the contractor by Sunlight for each loan facilitated through Orange® and the discount at which Sunlight’s capital provider either funds or purchases such loan (as described in more detail below). The best-in-class credit quality of Sunlight-facilitated loans attracts diverse and attractively-priced capital (the “price” to Sunlight being the amount that a capital provider will pay to originate or purchase a Sunlight-facilitated loan), ensuring that Sunlight can offer competitive pricing to its network of contractors while still earning attractive margins. Sunlight’s business model is asset light and therefore Sunlight has minimal consumer credit risk. Sunlight does not earn material revenue from loans maintained on its balance sheet.

On July 9, 2021 (the “Closing Date”), Sunlight consummated the transactions contemplated by that certain Business Combination Agreement (the “Business Combination Agreement”), dated as of January 23, 2021, by and among Spartan Acquisition Corp. II (“Spartan”), Sunlight Financial LLC and the Spartan Subsidiaries, FTV Blocker and Tiger Blocker (each as defined in the Business Combination Agreement). On the Closing Date, Spartan changed its name to “Sunlight Financial Holdings Inc.” and Sunlight Financial LLC became the operating subsidiary of Sunlight Financial Holdings Inc., organized in an “Up-C” structure (the “Business Combination”).

For the periods prior to the Business Combination, Sunlight presents the results of operations for Sunlight Financial LLC and its consolidated subsidiary (the “Predecessor”), which does not include the results of operations for Spartan. For the periods after the Business Combination, Sunlight presents the results of operations for Sunlight Financial Holdings Inc. and its consolidated subsidiaries, including Sunlight Financial LLC, (the “Successor”). The three months ended September 30, 2021 (the “Combined Quarterly Period”) includes the results of operations for the Successor during the period of July 10, 2021 through September 30, 2021 (the “Successor Period”) and the results of operation for the Predecessor during the period July 1, 2021 through July 9, 2021 (the “Predecessor Quarterly Period”). Similarly, the nine months ended September 30, 2021 (the “Combined Year-to-Date Period”) includes the results of operations for the Successor during the Successor Period and the results of operation for the Predecessor during the period January 1, 2021 through July 9, 2021 (the “Predecessor Year-to-Date Period”).

Executive Overview

Sunlight’s revenue is primarily attributable to platform fees earned by Sunlight for facilitating the origination of solar and home improvement loans by its capital providers. Sunlight believes that revenue and resulting Adjusted EBITDA will increase over time as the solar and home improvement markets grow organically, as Sunlight adds solar and home improvement contractors to its network, and as Sunlight continues to expand its relationship with its existing contractor partners.

The Combined Quarterly Period Compared to the Three Months Ended September 30, 2020 (Predecessor)

•Sunlight facilitated the origination of $639.5 million of loans during the Combined Quarterly Period, representing an increase of 77.4% from $360.4 million of loans during the three months ended September 30, 2020.
•Revenue was $28.6 million for the Combined Quarterly Period, representing an increase of 65.8% from $17.2 million for the three months ended September 30, 2020.
•Net income (loss) was $(22.2) million for the Combined Quarterly Period, representing a decrease from $4.1 million in income for the three months ended September 30, 2020.
•Adjusted EBITDA was $11.4 million for the Combined Quarterly Period, representing an increase of 97.4% from $5.8 million for the three months ended September 30, 2020.

The Combined Year-to-Date Period Compared to the Nine Months Ended September 30, 2020 (Predecessor)

•Sunlight facilitated the origination of $1.9 billion of loans during the Combined Year-to-Date Period, representing an increase of 126.7% from $832.3 million of loans during the nine months ended September 30, 2020.
•Revenue was $79.6 million for the Combined Year-to-Date Period, representing an increase of 96.4% from $40.5 million for the nine months ended September 30, 2020.
•Net income (loss) was $(14.3) million for the Combined Year-to-Date Period, representing a decrease from $3.4 million for the nine months ended September 30, 2020.
•Adjusted EBITDA was $34.4 million for the Combined Year-to-Date Period, representing an increase of 315.6% from $8.3 million for the nine months ended September 30, 2020.

Adjusted EBITDA

Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “— Non-GAAP Financial Measures.” The following charts depict adjusted EBITDA and other key performance measures for the Combined Quarterly Period, the Combined Year-to-Date Period, and the three and nine months ended September 30, 2020 (in thousands):

a.Includes the results of operations for the Successor during the period of July 10, 2021 through September 30, 2021. Refer to “— Key Performance Measures” and “— Results of Operations” for amounts related to that period.

Highlights

In the Combined Quarterly Period, Sunlight continued to experience strong growth including:
•Number of borrowers increased to 18,189, up 65% from 11,020 borrowers in the prior-year period
•Contractor relationships grew 54% relative to the prior-year period, with 30 new solar contractors and 62 new home improvement contractors joining the Sunlight platform in the third quarter of 2021
•Battery attachment rate grew to 24%, compared with 14% in the prior-year period
•Average loan balance increased 8% year-over-year to $35,398, with a record-high average solar loan balance of $40,991 in the third quarter of 2021
•As of September 30, 2021, Sunlight had a cumulative funded loan total of $5.4 billion

Key Performance Measures

Sunlight reviews several key performance measures, discussed below, to evaluate its business and results, measure performance, identify trends, formulate plans and make strategic decisions. Sunlight believes that the presentation of such metrics is useful to its investors and counterparties because they are used to measure and model the performance of companies such as Sunlight using similar metrics.

The following table sets forth key performance measures for the Successor Period, the Predecessor Quarterly Period, the Predecessor Year-to-Date Period, and the three and nine months ended September 30, 2020 (in thousands, except percentages):

	Successor	Predecessor			Predecessor
	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Three Months Ended September 30, 2020	Percentage Change(a)	For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020	Percentage Change(b)
Funded Loans	$577,197	$62,268	$360,379	77.4%	$1,309,504	$832,326	126.7%
Direct Channel Funded Loans	425,953	44,693	328,260	43.4	1,048,232	644,141	128.9
Indirect Channel Funded Loans	151,244	17,575	32,119	425.6	261,272	188,185	119.2
Platform Fee Loans	591,715	44,693	373,325	70.5	1,318,644	841,967	126.9
Direct Channel Platform Fee Loans	425,953	44,693	328,260	43.4	1,048,232	644,141	128.9
Indirect Channel Platform Fee Loans	165,762	—	45,065	267.8	270,412	197,826	120.5
Revenue	26,520	2,074	17,247	65.8	53,064	40,519	96.4
Net Income (Loss)	(20,431)	(1,772)	4,072	n.m.	6,131	3,371	n.m.
Adjusted EBITDA	11,096	276	5,760	97.4	23,260	8,266	315.6
a.Change represents the Combined Quarterly Period compared to the three months ended September 30, 2020.
b.Change represents the Combined Year-to-Date Period compared to the nine months ended September 30, 2020.

Funded Loans. Sunlight refers to the aggregate principal balance of the loans facilitated through Orange®, and funded by Sunlight’s capital providers, during a given period, as “funded loans.” Direct channel capital providers fund Sunlight-facilitated solar or home improvement loans one-by-one directly onto their balance sheet via Orange®. Sunlight’s direct channel capital providers are depository institutions with the power and authority to originate loans such as banks and credit unions. In the indirect channel, Sunlight’s solar loan allocation engine directs the solar loans to be funded on the balance sheet of Sunlight’s intermediary bank partner. These loans are aggregated, pooled and sold to indirect channel capital providers that cannot, or do not wish to, directly originate solar loans. The indirect channel capital provider relationship allows Sunlight to access a broader range of capital, which may include, among others, credit funds, insurance companies and pension funds. The home improvements line of business represents an immaterial portion of the funded loans.

Platform Fee Loans. Indicates loans facilitated by Sunlight on which it earns platform fees in a given period (as described further under “Revenue” below).

Revenue. Sunlight earns revenue in two primary streams: platform fees earned on funded loans, as described above, and fees for loan portfolio management and administration services. For loans originated through Sunlight’s direct channel, Sunlight earns platform fees when the direct channel capital provider funds a particular loan and, for loans originated through Sunlight’s indirect channel, Sunlight earns platform fees when the indirect channel capital provider purchases a particular loan from Sunlight’s bank partner. Fees earned by Sunlight for loan portfolio management and administration services are paid to Sunlight by the capital providers for which such services are performed on a monthly basis or such other period as the parties agree.

Net Income. Net income is a financial measure used to measure Sunlight’s performance from period-to-period on a consistent basis.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure used by Sunlight’s management to evaluate operating performance, generate future operating plans and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Please see “— Non-GAAP Financial Measures” for a further description of the calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

Loan Characteristics

The following table sets forth the average characteristics of loans Sunlight facilitated for the Successor Period, the Predecessor Quarterly Period, the Predecessor Year-to-Date Period, and the three and nine months ended September 30, 2020 (USD in thousands):

	Successor	Predecessor
Average Loan Characteristic	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Three Months Ended September 30, 2020	For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020
Solar
Loan Term (in months)	234	231	231	231	224
Customer Interest Rate	2.3%	2.3%	3.5%	2.5%	3.8%
Customer FICO Score	752	753	749	752	746
Loan Balance	$41	$42	$36	$40	$35
Home Improvement
Loan Term (in months)	111	106	107	107	105
Customer Interest Rate	10.7%	10.3%	9.9%	10.2%	10.1%
Customer FICO Score	747	753	755	754	753
Loan Balance	$16	$16	$16	$16	$15

Recent Developments

Coronavirus Outbreak. During the first quarter of 2020, Sunlight experienced strong continued growth in funded loan volume, which was a continuation of the rapid growth experienced in fiscal year 2019. The onset of the novel coronavirus (“COVID-19”) pandemic beginning in March 2020 led to a 3% decline in the number of credit approvals and a 15% decline in volume of loans funded during the second quarter of 2020 compared to the second quarter of 2019. However, the number of credit approvals and funded loan volumes largely recovered in the third quarter of 2020 to exceed the levels experienced during the third quarter of 2019. At September 30, 2021, Sunlight facilitated a cumulative funded loan volume since inception of approximately $5.4 billion.

Key Factors Affecting Operating Results

Sunlight’s future operating results and cash flows are dependent upon a number of opportunities, challenges, and other factors, including (i) growth in the number of loans funded to the customers of each contractor; (ii) the availability of capital to fund the loan products offered by Sunlight and desired by the markets in which Sunlight participates and on economic terms favorable to Sunlight: (iii) funded loan volume; (iv) competition in the markets in which Sunlight operates; (v) the cost of traditional and other alternative sources of power to consumers and industry trends and general economic conditions; (vi) growth in the number of contractors included in Sunlight’s network and (vii) concentration among Sunlight’s contractor partners and capital provider partners.

Growth in the Number of Contractors and in the Number of Loans Funded for the Customers of each Contractor

Sunlight’s expansive network of residential solar and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange® and by Sunlight more generally, constitutes the distribution channel through which Sunlight builds funded loan volume and earns fee income. Sunlight believes that continued growth in the number of contractors in Sunlight’s network, and growth in the number of loans funded to the customers of each such contractor, have been and will continue to be key components of Sunlight’s increased market penetration, growth in funded loan volume and Sunlight’s operating results.

Availability of Capital to Fund Loans; Funded Loan Volume

Sunlight’s business model is heavily dependent on connecting its capital providers, who wish to build a portfolio of residential solar or home improvement loans, to the homeowner customers of the contractors in Sunlight’s distribution network, who wish to finance the purchase of residential solar systems or home improvements. Sunlight earns a platform fee on each solar and home improvement funded loan facilitated through Orange®. Sunlight’s ability to continue to increase its funding capacity either by adding additional capital providers or by increasing the commitments of its existing capital providers to fund loans on terms desired by the solar and/or home improvement markets and on terms that are economically favorable to Sunlight is a critical factor in Sunlight’s ability to increase funded loan volume, which is a critical factor in Sunlight’s operating results.

Competition

Competition for Sunlight occurs at two levels: (i) competition to acquire and maintain contractor relationships; and (ii) competition to acquire high quality capital to fund loans, in each case on economic terms favorable to Sunlight.

Competition to Acquire and Maintain Contractor Relationships

Competition to obtain contractor relationships is significant. Contractors generally do not enter exclusive relationships with residential solar loan providers and Sunlight’s agreements with its network of contractors generally do not provide for exclusive relationships. Contractors may offer loan products from Sunlight, as well as from Sunlight’s competitors, and generally select between loan providers based on pricing (original issue discount charged), consumer credit approval rates, variety of loan products to address shifting consumer demands and market conditions, ease of loan application and completion process (platform) and other services to facilitate the contractor’s business).

Sunlight believes that the following factors, among others, are key to Sunlight’s success in acquiring and maintaining contractor relationships:
•Superior value proposition for contractors. Sunlight’s large array of loan products and flexibility in offering new and additional products stem from the depth, diversity and attractively-priced funding of Sunlight’s capital providers. Sunlight loan products allow contractors to capture additional purchase opportunities from consumers that do not want to or are not able to pay cash for solar system installation or do not want to lease a system from a third party and forego the benefits of ownership. Sunlight’s attractive loan products and competitive contractor fees allow contractors to choose products that fit their business needs and the financing needs of their customers. The broad range of products offered by Sunlight improves the contractor’s chances of meeting its customers’ financing needs and completing a sale.
•Easy-to-use technology-enabled POS financing platform, instant credit decisioning. Orange® is easy to use and provides instant credit decisions for homeowners interested in financing the purchase of a residential solar system or home improvement. Access to prompt credit decisions and the ability to close financing transactions through an intuitive and easy process through the execution of loan agreements in one encounter with a potential customer provides significant additional sale opportunities for contractors. Orange® may be accessed via the Orange® web address, directly from certain contractor’s own website via a flexible application programming interface, or API, and via Sunlight’s mobile application. Besides instant credit decisioning, Orange® includes automated loan stipulation, secure document upload, e-sign capacity and other features that facilitate efficient loan transactions and provide contractors with the ability to grow their businesses.
•Additional features and services offered by Sunlight further support the growth of contractor businesses, attract new contractors to Sunlight’s network and build contractor loyalty. Sunlight prioritizes innovation in Orange® and services that support growth in the businesses of its existing network of contractors, attract new contractors and build contractor loyalty. Examples of such innovations include Sunlight’s advance program, Sunlight’s launch of Spanish-language loan products and Sunlight Rewards™. Sunlight believes that it has innovated more quickly than its competitors and offers contractors a greater array of valuable services that drive their determination to offer their customers Sunlight-offered loan products over those of Sunlight’s competitors and that Sunlight will continue to be able to innovate quickly to meet the needs of its contractor network.

Competition to Acquire Capital to Fund Loans

The solar system and home improvement loan markets are relatively fragmented. Facilitating the aggregation of loan volume from these markets is a highly competitive sector of these broader industries. Sunlight faces competition from a diverse landscape of consumer lenders, including traditional banks, credit unions, and specialized solar system lenders and lease providers. Sunlight’s competitors source capital from a mix of alternative sources, including depository capital and/or other alternatives that rely on the capital markets.

Sunlight believes that it offers capital providers an attractive value proposition due to its industry-leading consumer credit underwriting, attractive risk-adjusted returns earned by its capital providers relative to other asset classes, the access that Sunlight’s Platform provides to a unique and growing asset class that may reduce volatility in the ability to deploy capital, and the ability to access new customers for very little cost. Sunlight has successfully added capital providers and grown commitments from existing capital providers since inception. As its contractor network has grown, Sunlight has consistently diversified its capital provider base to ensure that it has sufficient capital to fund the demand for Sunlight facilitated loans and that it is able to offer an evolving competitive mix of loan products to meet contractor and consumer demand. Capital providers have actively participated in this success and Sunlight has not experienced any capital provider attrition since inception, although one capital provider provided notice to Sunlight that it had exceeded its internal asset concentration levels for solar loans and, accordingly, such capital provider terminated their program agreement with Sunlight during April 2021. This capital provider purchased an immaterial portion (less than 2.2%) of Sunlight’s total facilitated solar loans in 2020. Sunlight believes that there are many institutions seeking to deploy capital into solar and home improvement loan assets, but Sunlight intends to continue to be selective about adding capital provider partners. Sunlight values diversification but will specifically focus on partnering with potential capital providers that can enable Sunlight to meet strategic goals, including access to the most attractive pricing and access to capacity for a growing suite of loan products, among others.

Industry Trends and General Economic Conditions; Cost of Power

Sunlight’s results of operations in the past have been fairly resilient to economic downturns but in the future may be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending and consumer demand for solar systems and home improvements. As general economic conditions improve or deteriorate, the amount of disposable income consumers have access to tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors such as interest rate levels, changes in monetary, fiscal and related policies, market volatility, consumer confidence, the impact of the pandemic crisis and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.

Sunlight’s results of operations are also dependent upon continued growth in the residential solar market and the continued penetration of residential solar across the country. Growth in the solar market is attributable to several factors including, among others, savings available to consumers as compared with the cost of traditional sources of power or other forms of clean or alternative power and the opportunity to participate in the world-wide effort of reducing carbons in the atmosphere, or “going green.” The cost to homeowners to install solar is impacted by many factors, including the cost of materials, the cost of labor, to the extent financed, prevailing interest rates and the availability of federal, state and local incentives.

Specifically, future results of operations may be impacted by the potential discontinuation or material reduction or other change in the federal solar tax credit (the “ITC”). The ITC currently allows a qualifying homeowner to deduct 26% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Congress has extended the ITC expiration date multiple times including, most recently, in December 2020. Under the terms of the current extension, the ITC will remain at 26% through the end of 2022, reduce to 22% for 2023, and further reduce to 0.0% after the end of 2023 for residential solar systems, unless it is extended before that time. Although the ITC has been extended several times, there is no guarantee that it will be extended beyond 2023.

Though the residential solar market has grown steadily over the last several years, Sunlight cannot guarantee that such growth will continue. In addition, although the home improvement business is not currently a material part of Sunlight’s business, Sunlight believes that it is well-positioned to grow that business significantly over time. The home improvement industry is, however, subject to many of the same industry trends and challenges associated with a changing economy as the solar industry and Sunlight cannot guarantee that it will be successful in growing that business as planned.

Concentration

Sunlight’s expansive network of residential solar system and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which the Sunlight-facilitated loans made available by Sunlight’s channel of capital providers are sold to the consumer customers of those loan products. Such an expansive network enables Sunlight to build increased funded loan volume and earn increased platform fees. Sunlight partners with some of the largest contractors in the U.S., which in the aggregate sell a material portion of Sunlight’s funded loan volume through Sunlight’s network of capital providers. However, Sunlight’s contractor network is considerably diversified. In the period from September 30, 2019 to September 30, 2020, the top ten contractors in Sunlight’s network were responsible for selling 43.6% of Sunlight’s funded loan volume, and in the period from September 30, 2020 to September 30, 2021 that percentage increased to 45.2%. In both of these periods, only one contractor sold loans aggregating more than 10% of Sunlight’s revenue. That contractor was responsible for selling more than 15.8% and 14.5% of Sunlight’s funded loan volume in the period from September 30, 2019 to September 30, 2020 and in the period from September 30, 2020 to September 30, 2021, respectively. While the percentage of Sunlight’s funded loan volume sold by any contractor in Sunlight’s network varies from period to period, there is one contractor, Marc Jones Construction, L.L.C. d/b/a Sunpro Solar (“Sunpro”), that sold 12.1%, 17.1%, and 15.2% of Sunlight’s funded loan volume during the Successor Period, the Predecessor Quarterly Period, and the Predecessor Year-to-Date Period, respectively, and 15.8% and 16.4% during the three and nine months ended September 30, 2020, respectively. Sunlight believes that its contractor network is sufficiently diversified to continue to grow with the solar markets and increase share given market dynamics, but intends to continue adding contractors to the network in order to further diversify.

Sunlight has multiple capital providers in both its direct and indirect funding channels, all of which have increased their commitments since partnering with Sunlight. Sunlight's largest capital provider in the period from September 30, 2020 to September 30, 2021 has materially increased its commitment since the relationship began in 2015. Though Sunlight believes that the relationship with this capital provider is healthy and will continue without disruption, the significant portion of funded loan volume attributable to this capital provider results in concentration risk. Sunlight cannot guarantee that this capital provider will continue to fund loans facilitated by Sunlight in the same volume or at all beyond its current contractual commitment which expires in 2022. This capital provider funded 47.0% and 33.7% of Sunlight’s funded loans during the period from September 30, 2019 to September 30, 2020 and during the period from September 30, 2020 to September 30, 2021, respectively. If this capital provider elects to terminate its relationship with Sunlight, then the capital provider is contractually required to provide Sunlight 12 months’ advance notice of termination. If Sunlight were to receive such an advance notice of termination, then Sunlight would use this period to develop alternate funding plans by utilizing existing relationships and exploring possible new capital provider relationships. While Sunlight believes that it would be able to identify and implement alternative arrangements during this period, Sunlight cannot guarantee that it would be able to do so at all or on equivalent or favorable terms. Sunlight believes that a failure to arrange alternative loan funding on equivalent terms would have less of an impact on Sunlight’s funded loan volume, as capital for the solar loan industry has historically been readily available. Rather, Sunlight believes that such failure would be more likely to have a greater negative impact on the amount of platform fees that Sunlight earns, and therefore could impact revenue.

Basis of Presentation

Sunlight conducts business through one operating segment, and Sunlight operates in one geographic region, the United States. See Notes 1 and 2 of the accompanying consolidated financial statements of Sunlight for more information.

Components of Results of Operations

Revenues

Revenue. Sunlight earns revenue in two primary streams: platform fees earned on each loan facilitated via Orange® and fees earned for loan portfolio management and administration services.

Platform fees. Platform fee revenue, for each loan facilitated via Orange®, is generally the difference between the contractor fee that Sunlight charges to the contractors in its network for access to Orange® and the ability to offer financing options to their customers and the capital provider discount charged to Sunlight (cost of capital to Sunlight) for such loan. The platform fee percentage is equal to the dollar amount of such fee divided by the principal balance at origination of such loan. For solar system loans, platform fees are generally earned by Sunlight in the direct channel when the direct channel capital provider funds a particular loan and in the indirect channel generally when an indirect channel capital provider purchases a particular loan from Sunlight’s bank partner. The contract between Sunlight and its bank partner for home improvement loans is considered a derivative for GAAP purposes, whereas the contract between Sunlight and its bank partner for solar loans is not. For home improvement loans, Sunlight records a “realized gain on contract derivative (net)” in lieu of a platform fee generally when the loans are purchased by Sunlight’s indirect capital provider from Sunlight’s bank partner, and Sunlight is paid. As such, Sunlight excludes from its revenue any platform fee associated with a home improvement loan under Sunlight’s related home improvement agreement. Sunlight estimates the fair value of the derivative components of the bank partnership arrangement based on the present value of the net cash flows that Sunlight expects to collect under the agreement. Under this home improvement bank partnership arrangement, with respect to a given home improvement loan, Sunlight will expect to collect (x) the amount paid by Sunlight’s indirect capital provider to purchase the loan from Sunlight’s bank partner (the outstanding principal balance of the loan less the amount of the capital provider discount applied to that loan plus any accrued and unpaid interest) minus (y) the total of amounts funded to the relevant contractor in respect of the related home improvement project (total cost of the project to the consumer customer of the relevant contractor less the applicable contractor fee) and any amounts that Sunlight owes to its bank partner in the form of minimum guaranteed returns to the bank partner on the origination of such loan. The aggregate estimated fair value of this agreement is marked to market by Sunlight on a monthly basis. When a loan sale occurs, the estimated fair value associated with the loans included in the sold portfolio is reversed and Sunlight recognizes the related realized net cash as a realized gain as noted above.

Loan portfolio management and administration revenue. Sunlight also earns revenue from fees charged by Sunlight for providing loan portfolio management and administration services for certain of its capital providers. These services include the reporting of loan performance information, administration of servicing performed by third parties, and addressing customer concerns or complaints through Sunlight’s call center on behalf of the relevant capital provider.

Costs and Expenses

Cost of revenues. Sunlight’s cost of revenues includes the aggregate costs that Sunlight incurs to satisfy its obligations in facilitating the origination of a loan. The cost of revenues includes variable consideration that Sunlight pays for its platform fees which do not otherwise meet the criteria necessary for netting against gross revenues, including items such as credit bureau fees, the cost to check homeowners’ title in connection with the homeowner credit underwriting, the cost of certain sales incentives, and certain information technology costs directly associated with loan origination activities, among others.

Compensation and benefits. Compensation and benefits expenses represent costs related to our employees, such as salaries, bonuses, benefits and equity-based compensation expenses. Also included are any recruiting costs incurred by Sunlight in attracting talent and professional and consulting fees related to certain services that Sunlight outsources to third parties.

Selling, general, and administrative. Selling, general and administrative expenses include legal, audit and other professional services fees, travel and entertainment expenses, and insurance premiums as incurred. Sunlight recognizes expenses associated with co-marketing agreements when earned by the counterparty.

Property and technology. Property and technology expenses comprise rent, information technology services to support the Orange® infrastructure and operation, as well as other Sunlight technology requirements, and noncapitalizable costs to internally develop software as incurred.

Depreciation and amortization. Depreciation and amortization expense relate primarily to the amortization of definite-lived intangible assets acquired in the Business Combination that include contractor and capital provider relationships, developed technology, and trademarks/ tradenames. Other amortization includes internally developed software to support Orange® or otherwise developed by or on behalf of Sunlight after the Business Combination and leasehold improvements. Depreciation expense includes the depreciation of computer hardware as well as furniture, fixtures, and equipment.

Provision for losses. Provision for losses expenses relate primarily to certain receivables that are held-for-investment by Sunlight that are not performing or Sunlight estimates will not perform based upon historical experience. The term relates to Sunlight’s advances program, its prefunding program, and to certain solar and home improvement loans and loan participations that Sunlight purchased from Sunlight’s capital providers pursuant to the terms of its contract with those capital providers.

Management fees to affiliate. These expenses relate to fees paid pursuant to management agreements entered into between Sunlight and certain of Sunlight’s affiliates. These management agreements terminated upon closing of the Business Combination.

Other Income (Expense), Net

Interest income. Sunlight recognizes income on certain receivables that are held-for-investment by Sunlight, including certain solar or home improvement loans, or participations in such loans, held on the Sunlight balance sheet, in each case to the extent such receivables are performing. Sunlight accrues interest income based on the unpaid principal balance and contractual terms of such receivables, and recognizes income related to the discounts associated with such receivables as a yield adjustment using the interest method, or on a straight-line basis when it approximates the interest method, over the loan term.

Interest expense. Interest expenses represent interest payable by Sunlight on its borrowings under its Loan and Security Agreement (as defined below). Interest expense also includes the amortization of associated deferred financing costs prior to the Business Combination.

Change in fair value of warrant liabilities. The change in fair value of warrant liabilities relates to certain warrants issued by Sunlight to certain third parties to purchase Sunlight’s Class A Shares. Such warrants are marked to market periodically and any change in value is reflected in this line item.

Change in fair value of, and realized gains on, contract derivative, net. The arrangement with Sunlight’s bank partner to originate home improvement loans is considered a derivative under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns from the sale of home improvement loans from the bank partner’s balance sheet. Instead, Sunlight records a derivative that is marked to market on a monthly basis, with realized gains recognized on the derivative on the sale of the loan from the bank partner to an indirect channel capital provider and accounting for the impact of any changes to the applicable interest rates on the amounts payable to the bank partner in connection with any such sale.

Other realized losses, net. Other realized losses primarily relate to losses Sunlight incurred in connection with certain indirect channel loans.

Other income (expense). Other income or expense primarily relate to the changes in a liability for certain guarantees of performance provided by Sunlight to Sunlight’s bank partner relating to the loans held on the balance sheet of Sunlight’s bank partner and certain other guarantees of performance made by Sunlight to certain of its capital providers with respect to specified solar loans.

Business Combination expenses. The expenses Sunlight incurs that are not considered operating expenses. For the Combined Quarterly Period and Combined Year-to-Date Period, these costs primarily represent legal and other professional costs Sunlight incurred in connection with the Business Combination.

Income tax benefit (expense). The income taxes Sunlight incurs on the income, or loss, not allocable to noncontrolling interests in Sunlight Financial LLC.

Noncontrolling interests in income (loss) of consolidated subsidiaries. The net income (loss) of Sunlight’s consolidated subsidiaries allocable to third parties and to which Sunlight is not entitled.

Results of Operations

This section includes a summary of our results of operations, followed by detailed comparisons of our results for the Successor Period, the Predecessor Quarterly Period, the Predecessor Year-to-Date Period, and the three and nine months ended September 30, 2020 (in thousands, except percentages):

	Successor	Predecessor				Predecessor
	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Three Months Ended September 30, 2020	Increase (Decrease)(a)		For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020	Increase (Decrease)(b)
Revenue	$26,520	$2,074	$17,247	$11,347	65.8%	$53,064	$40,519	$39,065	96.4%
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	4,841	365	3,468	1,738	50.1	10,556	8,715	6,682	76.7
Compensation and benefits	32,782	1,042	6,748	27,076	401.2	17,162	19,471	30,473	156.5
Selling, general, and administrative	3,330	330	904	2,756	304.9	3,450	2,726	4,054	148.7
Property and technology	1,502	162	1,105	559	50.6	2,790	3,153	1,139	36.1
Depreciation and amortization	20,541	78	812	19,807	2,439.3	1,688	2,430	19,799	814.8
Provision for losses	254	—	310	(56)	(18.1)	1,172	788	638	81.0
Management fees to affiliate	—	4	100	(96)	(96.0)	204	300	(96)	(32.0)
	63,250	1,981	13,447	51,784	385.1	37,022	37,583	62,689	166.8
Operating income (loss)	(36,730)	93	3,800	(40,437)	n.m.	16,042	2,936	(23,624)	n.m.
Other Income (Expense), Net
Interest income	77	9	94	(8)	(8.5)	262	370	(31)	(8.4)
Interest expense	(291)	(32)	(264)	(59)	22.3	(604)	(592)	(303)	51.2
Change in fair value of warrant liabilities	10,116	(1,439)	(95)	8,772	n.m.	(5,504)	(66)	4,678	n.m.
Change in fair value of contract derivatives, net	489	125	391	223	57.0	(662)	846	(1,019)	n.m.
Realized gains on contract derivatives, net	1,377	6	170	1,213	713.5	2,992	291	4,078	1,401.4
Other income (expense)	(60)	(5)	(24)	(41)	170.8	616	(414)	970	n.m.
Business combination expenses	(1,093)	(529)	—	(1,622)	n.m.	(7,011)	—	(8,104)	n.m.
	10,615	(1,865)	272	8,478	3,116.9	(9,911)	435	269	61.8
Net Income (Loss) Before Income Taxes	(26,115)	(1,772)	4,072	(31,959)	n.m.	6,131	3,371	(23,355)	n.m.
Income tax benefit (expense)	5,684	—	—	5,684	n.m.	—	—	5,684	n.m.
Net Income (Loss)	(20,431)	(1,772)	4,072	(26,275)	n.m.	6,131	3,371	(17,671)	n.m.
Noncontrolling interests in loss of consolidated subsidiaries	9,108	—	—	9,108	n.m.	—	—	9,108	n.m.
Net Income (Loss) Attributable to Class A Shareholders	$(11,323)	$(1,772)	$4,072	$(17,167)	n.m.	$6,131	$3,371	$(8,563)	n.m.
a.Change represents the Combined Quarterly Period compared to the three months ended September 30, 2020.
b.Change represents the Combined Year-to-Date Period compared to the nine months ended September 30, 2020.

The Combined Quarterly Period Compared to the Three Months Ended September 30, 2020 (Predecessor)

Revenue

The following table provides the components of Sunlight’s revenue for the Successor Period, the Predecessor Quarterly Period, and the three months ended September 30, 2020 (in thousands, except percentages):

	Successor	Predecessor		Increase (Decrease)(a)
	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Three Months Ended September 30, 2020	$	%
Direct Channel Platform Fees, net	$21,670	$1,972	$17,703	$5,939	33.5%
Indirect Channel Platform Fees, net	2,489	11	(1,160)	3,660	n.m.
Other revenues	2,361	91	704	1,748	248.3
	$26,520	$2,074	$17,247	$11,347	65.8
a.Change represents the Combined Quarterly Period compared to the three months ended September 30, 2020.

Revenue increased by $11.3 million or 65.8% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due to an increase of 70.5% in platform fee loans, and an increase of 0.1% in the average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers. Sunlight’s revenue excludes amounts earned through its facilitation of home improvement loan originations, which Sunlight presents as realized gains on contract derivatives.

Funded loans increased from $360.4 million in the three months ended September 30, 2020 to $639.5 million in the three months ended September 30, 2021, an increase of 77.4%. Sunlight believes that an increase in funded loans year-over-year is attributable primarily to both growth in the residential solar market and an increase in the number of contractors in Sunlight’s contractor network. The total number of contractors in Sunlight’s network increased from approximately 963 at September 30, 2020 to over 1,484 at September 30, 2021. The number of solar contractors in the network increased from 609 at September 30, 2020 to 776 at September 30, 2021, an increase of 27.4%. The number of home improvement contractors in the network increased from 354 at September 30, 2020 to 708 at September 30, 2021.

The average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers increased 0.1% from the three months ended September 30, 2021 to the three months ended September 30, 2020. The platform fee percentage earned by Sunlight is dependent on several factors, including (i) the contractor fees charged by Sunlight to contractors (which is impacted by competitive pressure that varies from period to period, by loan product based on consumer preferences, and by the mix of contractors in a particular period as certain contractors may generally have higher or lower contractor fees than others), (ii) the capital provider discounts charged to Sunlight by Sunlight’s capital providers (which fluctuate, among other things, based on market conditions impacting cost of capital, opportunities in other asset classes, and the mix of capital providers funding or purchasing loans in a particular period as certain capital providers may generally have higher or lower capital provider discounts than others), (iii) the mix of Sunlight loan products funded in a particular period (as certain products in that period, for reasons relating to competitive pressure for certain loan products or otherwise, may generally carry a higher or lower capital provider discount or contractor fee, than others) and (iv) other factors. Sunlight earns revenues from platform fees, which are determined by the margin between capital provider discounts charged to Sunlight and contractor fees charged by Sunlight to the contractors that sell the Sunlight facilitated loan products. Both components in the calculation of platform fees are influenced by a variety of factors, including but not limited to those described above. For example, capital providers wishing to obtain greater volume may reduce capital provider discounts charged across all products to make funding with this capital provider an attractive option to Sunlight. As well, competitive pressures or volume discounts negotiated with given contractors may reduce the contractor fees that Sunlight charges to such contractors on certain loan products or across loan products.

Sunlight believes that the difference in platform fee percentage from September 30, 2020 to September 30, 2021 is primarily attributable to competition in the market with regard to contractor fees, the mix of Sunlight loan products funded in the two periods (based on the recent trend towards contractor preference to offer certain longer term, lower interest rate loan products facing significant competitive pressure from other participants offering loan financing in the market and driving attractive contractor fee pricing in those periods) and an increase in capital provider discounts charged to Sunlight by capital providers in Sunlight’s indirect channel during the second quarter of 2020. Sunlight’s indirect channel capital providers are generally more reactive than direct channel capital providers to market uncertainty and interest rate market volatility as presented at the onset of the COVID-19 pandemic. Unlike Sunlight’s direct channel capital providers, Sunlight’s indirect channel capital providers are generally not depository institutions and therefore their own cost of capital is subject to market uncertainty. Consequently, the capital provider discounts charged to Sunlight by such indirect channel capital providers are also likely to be more reactive. Deposits, which are generally used by Sunlight’s direct channel capital providers to fund loans, are generally more stable, less reactive to market variance and the least expensive cost of capital. The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees and platform fees.

	Successor	Predecessor		Predecessor	Change in Average(a)
	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	Combined Quarterly Period	For the Three Months Ended September 30, 2020
Solar Total - Capital Provider Discount	17.0%	17.2%	17.0%	12.1%	4.9%
Solar Total - Contractor Fee	21.5	21.6	21.5	16.5	5.0
Solar Total - Platform Fee	4.5	4.4	4.5	4.4	0.1

Solar Direct Channel - Capital Provider Discount	16.8	17.2	16.8	11.7	5.1
Solar Direct Channel - Contractor Fee	21.9	21.6	21.8	17.1	4.7
Solar Direct Channel - Platform Fee	5.1	4.4	5.0	5.4	(0.4)

Solar Indirect Channel - Capital Provider Discount	18.1	—	18.1	15.2	2.9
Solar Indirect Channel - Contractor Fee	20.3	—	20.3	12.6	7.7
Solar Indirect Channel - Platform Fee	2.2	—	2.2	(2.6)	4.8
a.Change represents the Combined Quarterly Period compared to the three months ended September 30, 2020.

Costs and Expenses

Cost of revenues increased by 50.1% for the three months ended September 30, 2021, less than the 65.8% increase in revenues, when compared to the three months ended September 30, 2020. The $1.7 million increase in cost of revenues resulted from $0.9 million of increased costs of consumer credit underwriting arising from increased credit approval volumes, $0.1 million from rewards earned by salespeople under Sunlight Rewards™, $0.6 million from costs incurred in connection with the increase of funded loan volumes and Sunlight’s role in facilitating those loans, and $0.1 million of cost increases from broker fees paid to financial institutions for arranging certain loan origination or purchase arrangements with capital providers. The broker fees are calculated as a percentage of the funded loan volume originating from an applicable loan origination or purchase arrangement with a capital provider. Sunlight’s obligation to pay these broker fees generally terminates between three and five years after the date that the initial loan is originated or purchased pursuant to an arrangement facilitated by the broker.

Compensation and benefits expense increased by $27.1 million, or 401.2% for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020, primarily due to an increase of $24.8 million from recognition of compensation expense in connection with equity-based awards during the Successor Period, while remaining costs were associated with an increase in full-time employees from 165 at September 30, 2020 to 220 at September 30, 2021 and The increase in full-time employees is consistent with the growth in Sunlight’s business year-over-year and Sunlight expects to continue hiring as its business grows in order to continue to expand its contractor network, develop its home improvement business and meet the demands of its contractors and capital providers.

Selling, general, and administrative expense increased by $2.8 million, or 304.9% for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 primarily due to increased professional fees including legal, audit and tax services.

Property and technology expense increased by $0.6 million, or 50.6% for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 primarily due to an increase in licensing fees charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange® associated with the growth in Sunlight’s network of contractors.

Depreciation and amortization expense increased by $19.8 million, or 2,439.3% for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 primarily due to the amortization of intangible assets acquired in the Business Combination during the Successor Period.

Provision for loss expense decreased by $0.1 million, or (18.1)% for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. Such increase was due primarily to a decreased level of loan write offs. The ratio of provision for loss expense over aggregate funded bank partner loan volume in the three months ended September 30, 2020 was 0.4% as compared to 0.8% over the three months ended September 30, 2021 as a result of the write offs.

Operating margin decreased materially from the three months ended September 30, 2020 to the three months ended September 30, 2021 due to the factors described above, primarily related to non-cash charges in connection with the Business Combination. Generally, operating margin benefits from the fixed nature of a material level of Sunlight expense and revenue generally growing materially faster than operating expenses when excluding the amortization effects of identified intangible assets and equity-based compensation expense.

Other Income (Expense), Net

Total other income increased $8.5 million for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020, primarily resulting from (a) $8.8 million decrease in the fair value of warrants issued by Sunlight and redeemable in its equity, treated as liabilities and (b) a $1.2 million increase in income Sunlight realized from the arrangement with Sunlight’s bank partner to originate home improvement loans treated as a derivative under U.S. GAAP. This in increased income was partially offset by a $1.6 million increase in costs incurred in connection with the Business Combination.

Income Tax Benefit

Sunlight's Predecessor is a limited liability company not subject to income taxes. During the Successor Period, the $5.7 million income tax benefit reflects an effective tax rate is 23.1%.

Noncontrolling Interests in Consolidated Subsidiaries

Sunlight's Predecessor did not consolidate any entities in which third parties owned a noncontrolling interest. During the Successor Period, income (loss) of consolidated subsidiaries allocated to noncontrolling interests represents $26.1 million of Sunlight Financial LLC consolidated net loss during the Successor Period and weighted-average noncontrolling interests of 34.9%.

The Combined Year-to-Date Period Compared to the Nine Months Ended September 30, 2020 (Predecessor)

Revenue

The following table provides the components of Sunlight’s revenue for the Successor Period, the Predecessor Year-to-Date Period, and the nine months ended September 30, 2020 (in thousands, except percentages):

	Successor	Predecessor		Increase (Decrease)(a)
	For the Period July 10, 2021 to September 30, 2021	For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020	$	%
Direct Channel Platform Fees, net	$21,670	$45,703	$36,607	$30,766	84.0%
Indirect Channel Platform Fees, net	2,489	5,054	2,018	5,525	273.8
Other revenues	2,361	2,307	1,894	2,774	146.5
	$26,520	$53,064	$40,519	$39,065	96.4
a.Change represents the Combined Year-to-Date Period compared to the nine months ended September 30, 2020.

Revenue increased by $39.1 million or 96.4% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to an increase of 126.9% in platform fee loans, partially offset by an overall 0.3% decrease in the average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers. Sunlight’s revenue excludes amounts earned through its facilitation of home improvement loan originations, which Sunlight presents as realized gains on contract derivatives.

Funded loans increased from $832.3 million for the nine months ended September 30, 2020 to $1.9 billion for the nine months ended September 30, 2021, an increase of 126.7%. Sunlight believes that the increase in funded loans year-over-year is attributable primarily to both growth in the residential solar market and an increase in the number of contractors in Sunlight’s contractor network.

The average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers decreased 0.3% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 for the same reasons described in Sunlight’s quarter-on-quarter results of operations. The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees and platform fees.

	Successor	Predecessor		Predecessor	Change in Average(a)
	For the Period July 10, 2021 to September 30, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Year-to-Date Period	For the Nine Months Ended September 30, 2020
Solar Total - Capital Provider Discount	17.0%	16.7%	16.8%	11.5%	5.3%
Solar Total - Contractor Fee	21.5	20.8	21.1	16.1	5.0
Solar Total - Platform Fee	4.5	4.1	4.3	4.6	(0.3)

Solar Direct Channel - Capital Provider Discount	16.8	16.6	16.6	10.4	6.2
Solar Direct Channel - Contractor Fee	21.9	20.9	21.2	16.1	5.1
Solar Direct Channel - Platform Fee	5.1	4.3	4.6	5.7	(1.1)

Solar Indirect Channel - Capital Provider Discount	18.1	17.2	17.5	15.4	2.1
Solar Indirect Channel - Contractor Fee	20.3	20.2	20.2	16.3	3.9
Solar Indirect Channel - Platform Fee	2.2	3.0	2.7	0.9	1.8
a.Change represents the Combined Year-to-Date Period compared to the nine months ended September 30, 2020.

Costs and Expenses

Cost of revenues increased by 76.7% for the nine months ended September 30, 2021, which is less than the 96.4% increase in revenues, when compared to the nine months ended September 30, 2020. The $6.7 million increase in cost of revenues resulted from $2.0 million of increased costs of consumer credit underwriting arising from increased credit approval volumes, $1.4 million from rewards earned by salespeople under Sunlight Rewards™, $2.3 million from costs incurred in connection with the increase of funded loan volume in 2020 and Sunlight’s role in facilitating those loans, and increased costs of $1.0 million from broker fees paid to financial institutions for arranging certain loan origination or purchase arrangements with capital providers. The broker fees are calculated as a percentage of the funded loan volume originating from an applicable loan origination or purchase arrangement with a capital provider. Sunlight’s obligation to pay these broker fees generally terminates between three and five years after the date that the initial loan is originated or purchased pursuant to an arrangement facilitated by the broker.

Compensation and benefits expense increased by $30.5 million, or 156.5% for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020, primarily due to an increase of $24.8 million from recognition of compensation expense in connection with equity-based awards during the Successor Period and an increase in full-time employees from 165 at September 30, 2020 to 220 at September 30, 2021. The increase in full-time employees is consistent with the growth in Sunlight’s business and Sunlight expects to continue hiring as its business grows in order to continue to expand its contractor network, develop its home improvement business and meet the demands of its contractors and capital providers.

Selling, general, and administrative expense increased by $4.1 million, or 148.7% for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 primarily due to increased professional fees including legal, audit and tax services.

Property and technology expense increased by $1.1 million, or 36.1% for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 primarily due to an increase in licensing fees charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange® associated with the growth in Sunlight’s network of contractors.

Depreciation and amortization expense decreased by $19.8 million, or 814.8% for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 primarily due to the amortization of intangible assets acquired in the Business Combination during the Successor Period and the amortization of investments made in Orange® to support ongoing innovation and to automate certain other corporate processes.

Provision for loss expense increased by $0.6 million, or 81.0% for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. Such increase was due primarily to an increased level of funded loan volume with Sunlight’s bank partner. The ratio of provision for loss expense over aggregate funded bank partner loan volume in the nine months ended September 30, 2020 was 0.7% as compared to 0.3% over the three months ended September 30, 2021, indicating an decrease in loss experience as compared to funded bank partner loan volume.

Operating margin decreased materially from the nine months ended September 30, 2020 to the three months ended September 30, 2021 due to the factors described above, primarily related to non-cash charges in connection with the Business Combination. Generally, operating margin benefits from the fixed nature of a material level of Sunlight expense and revenue generally growing materially faster than operating expenses when excluding the amortization effects of identified intangible assets and equity-based compensation expense.

Other Income (Expense), Net

Total other expenses increased $0.3 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020, primarily resulting from (a) $8.1 million increase in costs incurred in connection with the Business Combination, (b) $4.7 million increase in the fair value of warrants issued by Sunlight and redeemable in its equity, treated as liabilities, and (c) $1.0 million reversal of the change in fair value of the arrangement with Sunlight’s bank partner to originate home improvement loans treated as a derivative under U.S. GAAP. caused by an offsetting $4.1 million realized gain from the sale of those loans.

Income Tax Benefit

Sunlight's Predecessor is a limited liability company not subject to income taxes. During the Successor Period, the $5.7 million income tax benefit reflects an effective tax rate is 23.1%.

Noncontrolling Interests in Consolidated Subsidiaries

Sunlight's Predecessor did not consolidate any entities in which third parties owned a noncontrolling interest. During the Successor Period, income (loss) of consolidated subsidiaries allocated to noncontrolling interests represents $26.1 million of Sunlight Financial LLC consolidated net loss during the Successor Period and weighted-average noncontrolling interests of 34.9%.

Liquidity and Capital Resources

As of September 30, 2021, Sunlight had $72.8 million of unrestricted cash on hand and had drawn $20.6 million available to it under its $30.0 million credit facility. At the closing of the Business Combination, Sunlight had an additional $49.5 million cash on hand from the proceeds of the Business Combination, which we intend to use as working capital to finance operations and other potential needs in the business.

On April 26, 2021, Sunlight entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”). The Loan and Security Agreement, which replaces Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matures on April 26, 2023. To secure the payment and performance of Sunlight’s obligations under the Loan and Security Agreement, Sunlight granted a continuing security interest in certain collateral, which generally includes all Sunlight assets, whether currently owned or thereafter acquired, and all proceeds and products there To secure the payment and performance of Sunlight’s obligations under the Loan and Security Agreement, Sunlight granted a continuing security interest in certain collateral, which generally includes all Sunlight assets, whether currently owned or thereafter acquired, and all proceeds and products thereof. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (i) 5.0% and (ii) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including maintenance of (i) Liquidity

(as defined therein) at all times in an amount equal to or greater than the greater of (a) 35% of all outstanding principal amounts of any advances and (b) $10.0 million; (ii) at all times Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (iii) EBITDA (as defined in the Loan and Security Agreement) of at least $5.0 million for the six month period ending on the last day of each month. The Loan and Security Agreement contains customary events of default. SVB could elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight could be required to repay all amounts outstanding under the Loan and Security Agreement. In connection with the transition of accounts to SVB, Sunlight experienced a technical default that was waived internally by SVB via email. Sunlight expects to receive a formal waiver similarly addressing the technical default. Otherwise, no defaults or events of default have occurred as of the date of this filing.

Sunlight’s cash requirements relate primarily to funding Sunlight advances and prefunding programs, to invest in continued innovations in Orange® and to pay Sunlight’s operating expenses, repayment of borrowings (and interest thereon), management fees, outstanding commitments and guarantees (including Sunlight’s purchase of loans pursuant to the terms of certain of its capital provider agreements and loan participations), other operating expenses, and tax distributions. Sunlight may be required to purchase loans from its bank partner after an agreed period of time if Sunlight has not arranged the sale of such loans. To date, Sunlight has not been required to purchase loans from its bank partner due to an inability to sell such loans to an indirect channel capital provider. Additionally, Sunlight assumes the risk of compliance errors and the risk of borrower or contractor fraud in the origination of the loans, and as such, Sunlight is obligated to purchase the applicable loan from its bank partner should these events occur. Sunlight has also entered into a program agreement with its bank partner to fund its home improvement loans that contains similar provisions related to risks accepted by Sunlight.

Historically, Sunlight has met its cash requirements from cash flow generated by operations, collection of advances under its contractor advance funding program and in prefunding payments under its prefunding program, and draws on Sunlight’s credit facility. Sunlight believes that it will continue to generate cash flow from its operations which, together with funds available under its new credit facility and cash on hand, will be sufficient to meet its current and future liquidity needs.

Relationships with Contractors and Capital Providers

Relationships with Contractors

Sunlight’s expansive network of residential solar system installers and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which Sunlight builds funded loan volume and earns platform fees. The ability to finance residential solar systems on terms that typically translate to immediate saving for homeowners on their utility bills and significant amounts in lifetime savings has materially contributed to the strong growth in the number of residential solar systems installed in the United States over the last five years. Sunlight attracts and builds strong relationships with residential solar system contractors of all sizes in key solar markets by prioritizing innovations in Orange® and providing services that assist the contractors in growing their own businesses. Sunlight’s team of business development and relationship management professionals provides hands-on support to these contractors. Sunlight believes that innovations such as prequalification capabilities, easy and secure document upload features, reliable next day funding and Sunlight’s capital advance program (as described more fully below), amongst other innovations, both attract new contractors to Sunlight’s network and build loyalty and deepen Sunlight’s existing contractor relationships. In addition, Sunlight’s diverse set of capital providers enables Sunlight to offer its network of contractors a wide array of loan products that vary as to structure, interest rate and tenor, and thereby permits Sunlight’s network of contractors to offer competitively-priced products that best serve their markets, and all at competitive pricing. These benefits to Sunlight’s existing network of contractors translate to deeper penetration of the contractors’ sales, which is an important contributor to the growth of Sunlight’s market share and revenue. There can be no assurance that Sunlight will be able to maintain its current contractor relationships. Sunlight may lose existing contractors that represent a significant portion of Sunlight’s business, and there is no guarantee that Sunlight would be able to engage replacement contractors on terms similar to its existing contractors.

Sunlight started its business in 2014 and developed key anchor partnerships with a residential solar contractor in 2016. Beginning in 2017 and through 2018, Sunlight focused on building and diversifying its contractor relationships and continues that process today. In 2020, as compared with 2019, Sunlight grew its solar contractor base by more than 60%. However, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight or experiences business disruption or a business failure or bankruptcy. For example, during May 2021, Sunlight was advised by a significant contractor that it will discontinue use of the Sunlight’s platform to source solar loans effective immediately. This contractor accounted for approximately 6.7% and 10.6% of Sunlight’s total funded loan volumes during the year ended December 31, 2020 and for the nine months ended September 30, 2021, respectively. Sunlight believes that its strong relationships with the existing contractors in Sunlight’s network, the continued growth in the number of contractor relationships, and the various competitive loan products and sales tools in Orange® that Sunlight can offer those contractors have been and will continue to be key components of Sunlight’s increased market penetration, growth in funded loan volume and revenue.

Relationships with Capital Providers

Sunlight’s business model is dependent on its ability to connect its capital providers, who wish to build a portfolio of residential solar system loans, to the homeowner customers of the contractors in Sunlight’s distribution network, who wish to finance the purchase of a residential solar system. Sunlight earns a platform fee on each solar and home improvement loan facilitated through Orange®. The platform fee is generally equal to the difference, or the margin, between (i) the contractor fee that Sunlight charges to contractors for access to Orange® and for making the various Sunlight-offered loan products available to such contractors and (ii) the capital provider discount charged by the relevant capital provider either funding or purchasing the loan in the direct and indirect channels, respectively (as described below). Sunlight’s business is therefore heavily dependent upon the availability of capital on attractive economic terms. Sunlight believes that it offers capital providers an attractive value proposition due to its industry-leading consumer credit underwriting, the attractive risk-adjusted returns that Sunlight’s capital providers earn relative to other asset classes, the access that Sunlight’s Platform provides to a unique and growing asset class that may reduce volatility in the ability to deploy capital, and the ability to access new customers for very little cost.

Sunlight engages with its capital providers not just as funding sources but as funding partners. As with Sunlight’s network of contractors, Sunlight works closely with its capital providers to understand and address their business needs as related to the residential solar loan industry. Matters related to loan product, credit strategy, contractor commercial underwriting and consumer protection practices are considered and designed in tandem with the goal of creating a robust and growing channel for funded loan volume. Additionally, through Orange®, Sunlight’s capital providers operating within Sunlight’s direct channel can track and manage the pipeline of solar loan volume allocated to that capital provider. Sunlight’s relationships with its diverse and growing network of capital providers provides significant flexibility to source competitively priced capital. Since the acquisition of Sunlight’s initial flow capital funding source in 2016, the number of capital providers funding Sunlight-facilitated solar loans has increased materially and, more importantly, all of Sunlight’s direct channel capital providers have significantly increased their commitments to fund solar loan volume.

Sunlight categorizes its capital providers as being either in Sunlight’s direct or indirect channel. Sunlight maintains both channels to provide diversification of funding sources, access to funding for different types of loan products and for other strategic purposes. The ability of Sunlight to allocate loans to various capital providers, as well as the availability of the two different funding channels, creates flexibility and allows Sunlight to respond nimbly to shifting market conditions.

Direct channel capital providers fund Sunlight-facilitated solar or home improvement loans one-by-one directly onto their balance sheet via Orange®. Sunlight’s direct channel capital providers are depository institutions with the power and authority to originate loans such as banks and credit unions. Generally, direct channel capital providers choose to service the loans they originate.

In the indirect channel, Sunlight’s solar loan allocation engine directs the solar loans to be funded on the balance sheet of Sunlight’s intermediary bank partner. These loans are aggregated, pooled and sold to indirect channel capital providers that cannot, or do not wish to, directly originate solar loans. The indirect channel capital provider relationship allows Sunlight to access a broader range of capital, which may include, among others, credit funds, insurance companies and pension funds. Indirect channel capital providers present a unique opportunity for Sunlight to access high quality and significant sources of funding that are diverse from traditional depository sources.

Cash Flow and Liquidity Analysis

Sunlight assesses liquidity primarily in terms of its ability to generate cash to fund operating and financing activities. Sunlight has generated increasing amounts of cash from operating activities, and management believes that Sunlight is in a strong financial and liquidity position. Sunlight’s cash from operating activities are generally derived from platform fees which are fully earned at the funding of a loan by direct channel capital providers and the purchase of a loan from our bank partner’s balance sheet by an indirect channel capital provider. Refer to “Critical Accounting Policies and Estimates” and Item 1A. “Risk Factors” for a full description of the related estimates, assumptions, and judgments.

The Combined Year-to-Date Period Compared to the Nine Months Ended September 30, 2020 (Predecessor)

The following provides a summary of cash flow data for the nine months ended September 30, 2021 and 2020 (in thousands):

	Successor	Predecessor
	For the Period July 10, 2021 to September 30, 2021	For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020
Net cash provided by (used in) operating activities	$(47,921)	$14,356	$(12,347)
Net cash used in investing activities	(305,344)	(1,404)	(3,690)
Net cash provided by (used in) financing activities	211,791	(2,025)	827

Cash Flow from Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $33.6 million. Operating cash inflows for the nine months ended September 30, 2021 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital provider to purchase, without duplication, loans of $1.6 billion, of which Sunlight paid $1.5 billion to contractors; repayment of advances and prefunds of $1.2 billion (conversely, Sunlight advanced or prefunded $1.4 billion); and net interest expense paid of $0.8 million. Operating cash outflows primarily consisted of compensation and benefits of $49.4 million, information technology expenses of $3.9 million, and management fees paid to affiliates of $0.2 million.

For the nine months ended September 30, 2020, net cash used in operating activities was $12.3 million. Operating cash inflows for the nine months ended September 30, 2020 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital providers to purchase without duplication, loans of $0.7 billion, of which Sunlight paid $0.7 billion to contractors; repayment of advances and prefunds of $0.6 billion (conversely, Sunlight advanced or prefunded $0.6 billion); and net interest expense paid of $0.6 million. Operating cash outflows primarily consisted of compensation and benefits of $15.9 million, information technology expenses of $2.8 million, and management fees paid to affiliates of $0.3 million.

Cash Flow from Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $306.7 million, of which $304.6 million represents cash paid for the acquisition of Sunlight Financial LLC and the remaining activities involved recurring business activities consisting of cash paid to acquire loans and loan participations of $1.4 million, net of $1.2 million in cash received as return of capital thereon, and $1.9 million paid to internally develop software and acquire property and equipment. For the nine months ended September 30, 2020, net cash used in investing activities was $3.7 million, consisting of cash paid to acquire loans and loan participations of $2.1 million, net of $1.0 million in cash received as return of capital thereon, and $2.5 million paid to internally develop software and acquire property and equipment.

Cash Flow from Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $209.8 million, which included a $250.0 million equity raise, net of $19.6 million of related costs and tax payments made on equity issued in connection with the Business Combination. The remaining uses of cash consisted of ongoing operations consisting of repayments of borrowings under Sunlight’s prior credit facilities of $14.8 million, net of borrowings of $20.7 million, distributions of $7.5 million, and $0.5 million payment of debt issuance costs. For the nine months ended September 30,

2020, net cash provided by financing activities was $0.8 million, consisting of borrowings of $8.7 million, net of repayments of borrowings under Sunlight’s prior credit facilities of $5.9 million, and distributions of $2.0 million.

Long-Term Debt

On April 26, 2021, Sunlight entered into a Loan and Security Agreement with SVB. The Loan and Security Agreement, which replaces Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matures on April 26, 2023. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (i) 5.0% and (ii) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including (i) liquidity in an amount equal to or greater than (a) 35% of all outstanding principal amounts of any advances and (b) $10.0 million; (ii) Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (iii) EBITDA (as defined in the Loan and Security Agreement) of at least $5.0 million for the six month period ending on the last day of each month. The Loan and Security Agreement contains customary events of default. SVB could elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight could be required to repay all amounts outstanding under the Loan and Security Agreement. In connection with the transition of accounts to SVB, Sunlight experienced a technical default that was waived internally by SVB via email. Sunlight expects to receive a formal waiver similarly addressing the technical default. Otherwise, no defaults or events of default have occurred as of the date of this filing.

Other Changes in Financial Position

Nine Months Ended September 30, 2021

In addition to the changes in Sunlight’s financial position from December 31, 2020 to September 30, 2021 described in “— Results of Operations” and “— Cash Flow and Liquidity Analysis,” the following activities also occurred:
•Restricted cash. The cash Sunlight holds subject to contractual restrictions increased by $0.7 million resulting from a $0.8 million increase in cash temporarily held by Sunlight in connection with Sunlight’s administration of loan participations on behalf of a third party.

Other Factors Affecting Liquidity and Capital Resources

Unitholders’ Distribution

Predecessor

Pursuant to the Fourth Amended and Restated Limited Liability Company Agreement of Sunlight, dated as of May 25, 2018, as amended or otherwise modified (the “Prior Sunlight LLC Agreement”), holders of Class A-1 Units, Class A-2 Units or Class A-3 Units (collectively, the “Class A Units”) were generally entitled to receive, with respect to each such Class A Unit, a preferred return on a quarterly basis. Sunlight’s board of directors could have elected to pay this return in cash or by issuing additional Class A Units to each such holder. If the board of directors elected to pay this return in cash, Sunlight would have paid such in an amount equal to $12.50, $15.22, and $24.06 per unit per annum to the Class A-1, Class A-2, and Class A-3 Units. If the board of directors elected to pay this return in additional units, the company would have issued a number of units equal to 14.5% of each such holders outstanding units, on an annualized basis. Sunlight’s board of directors elected to pay this return in the form of additional Class A Units for all periods through the date of the Business Combination. In addition, the Prior Sunlight LLC Agreement also provided that members of Sunlight were entitled to be paid certain tax distributions on a pro rata basis in accordance with their relative tax obligation from available cash and subject to certain customary limitations on distributions.

Successor

Sunlight replaced the Prior Sunlight LLC Agreement with the Sunlight A&R LLC Agreement which was entered into concurrently with the Closing. Under the Sunlight A&R LLC Agreement, SL Financial Holdings Inc., as the sole managing member of Sunlight, has the right to determine when distributions will be made to the holders of Sunlight Units and the amount of any such distributions, except that Sunlight is required to make distributions to the extent and in an amount such that the Sunlight Unitholders, including Sunlight Financial Holdings Inc. (“Sunlight Financial Holdings”), receive certain tax-related distributions and to make distributions in the event of dissolution. If a distribution is paid to the Sunlight Unitholders, such distribution will be made to the holders of Sunlight Units on a pro rata basis in accordance with their respective percentage ownership of Sunlight Units. Funds used by Sunlight to satisfy its tax distribution obligations will not be available for reinvestment in its business, except to the extent Sunlight Financial Holdings uses any excess cash it receives to reinvest in Sunlight for additional Sunlight Units.

The holders of Sunlight Class X Units and Sunlight Class EX Units, including SL Financial Holdings Inc., will generally incur U.S. federal, state and local income taxes on their share of any net taxable income of Sunlight. Net income and losses of Sunlight generally will be allocated to the holders of Sunlight Class X Units and Sunlight Class EX Units on a pro rata basis in accordance with their respective percentage ownership of Sunlight Class X Units and Sunlight Class EX Units, subject to requirements under U.S. federal income tax law that certain items of income, gain, loss or deduction be allocated disproportionately in certain circumstances. To the extent that Sunlight has legally available cash (including borrowings available under the new credit facility or other debt arrangements) and subject to the terms of any current or future debt instruments, the Sunlight A&R LLC Agreement requires Sunlight to make pro rata cash distributions to all holders of Sunlight Units, including Sunlight Financial Holdings, (1) first, in an amount sufficient to allow Sunlight Financial Holdings and its wholly owned subsidiaries to satisfy their actual tax liabilities and obligations under the Tax Receivable Agreement except to the extent (i) based on the written advice of legal counsel, the distribution may reasonably constitute a fraudulent conveyance, or (ii) the terms of any financing necessary to make such tax distribution could reasonably, in the good faith judgment of SL Financial Holdings Inc., cause Sunlight to become insolvent within the twelve (12) month period following the date of such distribution, and (2) thereafter to the extent necessary, in an amount generally intended to allow Sunlight Unitholders, including Sunlight Financial Holdings, to satisfy their respective income tax liabilities with respect to their allocable share of income of Sunlight, based on certain assumptions and conventions (including an assumed income tax rate) and after taking into account other distributions (including prior tax distributions) made by Sunlight.

Tax Receivable Agreement (Successor)

On the Closing Date, Sunlight Financial Holdings entered into the Tax Receivable Agreement with the TRA Holders and the Agent (as defined therein). The Tax Receivable Agreement generally provides for the payment by Sunlight Financial Holdings to the Agent, for disbursement to the TRA Holders on a pro rata basis, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Sunlight Financial Holdings actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of (i) certain increases in tax basis that occur as a result of Sunlight Financial Holdings’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of a TRA Holder’s Sunlight Class EX Units upon the exercise of the redemption or call rights set forth in the Sunlight A&R LLC Agreement (as defined herein) and (ii) imputed interest deemed to be paid by Sunlight Financial Holdings as a result of, and additional tax basis arising from, any payments Sunlight Financial Holdings makes under the Tax Receivable Agreement. Sunlight Financial Holdings will retain the benefit of the remainder of the actual net cash savings, if any.

If Sunlight Financial Holdings elects to terminate the Tax Receivable Agreement early or if it is terminated early due to Sunlight Financial Holdings’ failure to honor a material obligation thereunder or due to a Change of Control (as defined in the Tax Receivable Agreement), Sunlight Financial Holdings will be required to make a payment equal to the deemed present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement), which amount may substantially exceed the actual cash tax savings realized by Sunlight Financial Holdings. In the case of an early termination upon a Change of Control, such early termination payment may, at Sunlight Financial Holdings’ election, be paid ratably over the two-year period following the Change of Control.

Operating Lease Obligations

Sunlight’s operating lease obligations consist of its lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Sunlight leases office space at two locations: (i) 101 N. Tryon Street, Suite 1000, Charlotte, North Carolina 28246 (the “North Carolina Office Space”) and (ii) 234 West 39th Street, 7th Floor, New York, New York 10018 (the “New York Office Space”). The operating lease rent expense for the North Carolina Office Space was $0.3 million, $0.0 million and $0.6 million for the Successor Period, the Predecessor Quarterly Period, and Predecessor Year-to-Date Period, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively. The lease for the North Carolina Office Space will expire in June 2030. The operating lease rent expense for the New York Office Space was $0.1 million, $0.0 million, and $0.3 million the Successor Period, the Predecessor Quarterly Period, and Predecessor Year-to-Date Period, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

Available Liquidity and Capital Resources

As of September 30, 2021, Sunlight’s cash and cash equivalents and restricted cash was $75.0 million. The restricted cash held by Sunlight primarily relates to a cash reserve that Sunlight’s bank partner requires to secure Sunlight’s short-term guarantee obligations of certain loans temporarily held by Sunlight’s bank partner. The contractual cash reserve is the difference between (a) the average original issue discount percentage of loans originated and held by Sunlight’s bank partner and (b) a contractual minimum original issue discount percentage, multiplied by the balance of the loans on the bank partner’s balance sheet at a given time. Sunlight guarantees the loans between the time the bank partner originates such loans and the time Sunlight arranges the sale of such loans to a Sunlight indirect channel capital provider.

Sunlight’s liquidity and its ability to fund its capital requirements is dependent on its future financial performance, which is subject to general economic, financial and other factors that are beyond its control and many of which are described under Item 1A. “Risk Factors.” If those factors significantly change or other unexpected factors adversely affect Sunlight, Sunlight’s business may not generate sufficient cash flow from operations or it may not be able to obtain future financings to meet its liquidity needs.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure used by Sunlight’s management to evaluate operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, Sunlight believes this measure provides useful information to investors and others in understanding and evaluating Sunlight’s operating results in the same manner as Sunlight’s management and board of directors. In addition, Adjusted EBITDA provides a useful measure for period-to-period comparisons of Sunlight’s business, as it removes the effect of certain non-cash items, variable charges, non-recurring items, unrealized gains or losses or other similar non-cash items that are included in net income or expenses associated with the early stages of the business that are expected to ultimately terminate, pursuant to the terms of certain existing contractual arrangements or expected to continue at levels materially below the historical level, or that otherwise do not contribute directly to management’s evaluation of its operating results. Adjusted EBITDA is defined as net income excluding interest expense incurred in connection with Sunlight’s debt obligations, income taxes, amortization and depreciation expense, stock-based compensation expense, non-cash changes in certain financial instruments, fees paid to brokers related to the funding of loans by certain of Sunlight’s capital providers that will terminate pursuant to existing contractual arrangements, certain transaction bonuses and other expenses resulting from the Business Combination, and other items that management has determined are not reflective of Sunlight’s operating performance.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that Sunlight uses to indicate cash flow generated by Sunlight’s operations. Sunlight believes that Free Cash Flow is a supplemental financial measure useful as an indicator of Sunlight’s ability to generate cash. Sunlight’s calculation of Free Cash Flow, however, may not necessarily be comparable to similar measures presented by other companies. Specifically, Sunlight defines Free Cash Flow as cash from operating activities adjusted for changes in working capital (including changes in advances and funding commitments), capital expenditures, certain restricted cash items, business combination costs, and other items that management has determined are not reflective of cash generation in Sunlight’s business.

The following table presents a reconciliation of net income to Adjusted EBITDA and free cash flow as well as cash from operating activities to free cash flow for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Successor	Predecessor
	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Three Months Ended September 30, 2020	For the Period January 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2020
Net Income (Loss)	$(20,431)	$(1,772)	$4,072	$6,131	$3,371
Adjustments for adjusted EBITDA
Depreciation and amortization	20,541	78	812	1,688	2,430
Interest expense	291	32	264	604	592
Income taxes	(5,684)	—	—	—	—
Non-cash change in financial instruments	(10,568)	1,316	(272)	5,547	(366)
Equity-based compensation	24,821	—	15	18	112
Fees paid to brokers	1,033	93	869	2,261	2,127
Expenses from the Business Combination	1,093	529	—	7,011	—
Adjusted EBITDA	11,096	276	5,760	23,260	8,266
Adjustments for net cash provided by (used in) operating activities
Interest expense	(291)	(32)	(264)	(604)	(592)
Income taxes	5,684	—	—	—	—
Fees paid to brokers	(1,033)	(93)	(869)	(2,261)	(2,127)
Expenses from the Business Combination	(1,093)	(529)	—	(7,011)	—
Provision for losses	254	—	310	1,172	788
Changes in operating capital and other	(62,538)	(2,372)	(14,662)	(200)	(18,682)
Net Cash Provided by (Used in) Operating Activities	(47,921)	(2,750)	(9,725)	14,356	(12,347)
Adjustments for free cash flow
Capital expenditures	(560)	(229)	(1,668)	(1,066)	(2,533)
Changes in advances, net of funding commitments	29,188	4,214	9,534	32,809	11,448
Changes in restricted cash	1,585	17	217	(125)	(682)
Payments of Business Combination costs	968	67	—	7,011	—
Other changes in working capital	20,638	(391)	386	(40,793)	537
Free Cash Flow	$3,898	$928	$(1,256)	$12,192	$(3,577)

Critical Accounting Policies and Estimates

The preparation of Sunlight’s financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates and assumptions about future events that affect the amounts reported in Sunlight’s financial statements and accompanying notes. These estimates significantly impact revenues, determinations of fair value and the recognition of interest income on financing receivables and loss allowances thereon.

In accordance with Sunlight’s policies, Sunlight regularly evaluates its estimates, assumptions and judgments, and bases its estimates, assumptions and judgments on its historical experience and on factors Sunlight believes reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If Sunlight’s assumptions or conditions change, the actual results Sunlight reports may significantly differ from these estimates.

Sunlight believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and on Sunlight’s business, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.

See Note 2 — “Summary of Significant Accounting Policies” in the notes accompanying Sunlight’s financial statements included elsewhere herein for a summary of Sunlight’s significant accounting policies, and discussion of recent accounting pronouncements. Sunlight believes that the following discussion addresses Sunlight’s most critical accounting policies, which are those that are most important to the portrayal of Sunlight’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Platform Fees

Sunlight is a business-to-business-to-consumer, technology-enabled POS financing platform that provides residential solar and home improvement contractors the ability to offer seamless POS financing to their customers when purchasing residential solar systems or other home improvements. The resulting loans are funded by Sunlight’s network of capital providers who, by partnering with Sunlight, gain access to a difficult-to-reach loan market, best-in-class consumer credit underwriting and attractive risk adjusted returns. These loans are facilitated by Sunlight’s proprietary technology platform, Orange®, through which Sunlight offers instant credit decisions to homeowners nationwide at the POS on behalf of Sunlight’s various capital providers. Sunlight recognizes platform fees as revenues at the time that direct channel partners or indirect channel loan purchasers obtain control of the service provided to facilitate their origination or purchase of a loan, which is no earlier than when Sunlight delivers loan documentation to the customer. Sunlight wholly satisfies its performance obligation to direct channel partners, bank partner and indirect channel loan purchasers upon origination or purchase of a loan. Sunlight considers rebates offered by Sunlight to certain contractors in exchange for volume commitments as variable components to transaction prices; such variability resolves upon the contractor’s satisfaction of their volume commitment. For outstanding volume commitments that require the contractor to deliver future loan volume, Sunlight reduces platform fee revenues it recognizes based on its estimates of the contractor’s delivery of future loan volume, which require significant judgment and are based, in part, upon the contractor’s historical volume delivery and Sunlight’s estimates of the contractor’s ability and likelihood to deliver future volume.

Sunlight’s contract pursuant to which its bank partner originates home improvement loans is considered a derivative under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with this contract. Instead, Sunlight estimates the fair value of the contract derivative based upon the present value of net cash flows Sunlight expects to collect under the contract, which predominately consist of the difference of the proceeds Sunlight expects to collect from an indirect channel capital provider at purchase of the loans by such capital provider (the principal balance of loans purchased less the relevant capital provider discount plus unpaid accrued interest on the loans to the date of purchase) and any amounts Sunlight owes to its bank partner in connection with such loans. Upon sale, Sunlight reverses the unrealized estimated fair value of the contract derivative for the loans sold and recognizes the net cash Sunlight receives from the sale within “Realized Gains on Contract Derivative, Net” in Sunlight’s consolidated statement of operations.

Sunlight is obligated to repurchase non-performing loans originated by its bank partner from the date of origination to the date the loans are purchased from Sunlight’s bank partner by a Sunlight indirect channel capital provider. Sunlight does not record loans originated by its bank partner on its consolidated balance sheets (as Sunlight is not the originator of the loans), but Sunlight does record a liability for the losses Sunlight reasonably expects to incur in connection with Sunlight’s guarantee of its bank partner. Sunlight’s measurement of this liability is subject to significant judgement using historical loss experiences to estimate the likelihood that the guaranteed loans will default prior to sale and the severity of the loss Sunlight expects to incur. At September 30, 2021 and December 31, 2020, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s bank partner and delinquent more than 90 days was $0.2 million and $0.5 million, respectively.

Financing Receivables

Sunlight records financing receivables for (a) advances that Sunlight remits to contractors to facilitate the installation of residential solar systems and (b) loans purchased by Sunlight pursuant to the terms of its contracts with its various capital providers and certain five percent (5%) loan participations purchased by Sunlight. Sunlight uses significant judgement in its recognition of interest income and impairment of financing receivables.

Interest Income

Loans (including Sunlight’s participation interests in such loans) with respect to which Sunlight expects to collect the unpaid principal balance and interest payments as they become due are considered performing loans. Sunlight accrues interest income on performing loans based on the unpaid principal balance and contractual terms of the loan. Interest income also includes discounts associated with the loans purchased as a yield adjustment using the interest method, or on a straight-line basis when it approximates the interest method, over the loan term. Sunlight expenses loan origination costs for loans acquired by Sunlight (including its participation interests in loans) as incurred. Sunlight does not accrue interest on loans placed on non-accrual status or on loans where the collectability of the principal or interest of the loan are deemed uncertain.

Loans are considered past due or delinquent if the required principal and interest payments have not been received as of the date such payments are due. Generally, loans, including impaired loans, are placed on non-accrual status (i) when either principal or interest payments are 90 days or more past due based on contractual terms or (ii) when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on non-accrual status. When a loan owned by Sunlight is placed on non-accrual status, Sunlight ceases to recognize interest income on the loans and reverses previously accrued and unpaid interest, if any. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Sunlight may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the loan or the restructured loan, as the case may be.

Advances made to contractors under Sunlight’s contractor advances program or prefunding program are created at par and do not bear, and therefore do not accrue, interest income.

Allowance for Losses

The allowance for financing receivable losses represents Sunlight’s best estimate of probable credit losses arising from financing receivables. Sunlight’s allowance for financing receivable losses is evaluated at least quarterly, and based upon management’s assessment of several factors including historical losses, changes in the nature and volume of financing receivables, overall portfolio quality, and existing economic conditions that may affect the customer’s ability to pay. Although management uses the best information available, the evaluation of these indicators of impairment requires significant judgment by Sunlight’s management to determine whether failure to collect contractual amounts is probable as well as in estimating the resulting loss allowance. Future adjustments to the allowance for financing receivable losses may be necessary due to economic, operating, regulatory and other conditions beyond Sunlight’s control. Sunlight believes that its allowance for financing receivable losses is adequate to cover probable loan losses. However, actual losses, if any, could materially differ from management’s estimates.

Provision for Income Taxes

Sunlight accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the accompanying Consolidated Statements of Operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

Sunlight accounts for uncertain tax positions by reporting a liability for unrecognizable tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Sunlight recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Judgment is required in assessing the future tax consequences of events that have been recognized in Sunlight’s consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact Sunlight’s consolidated financial statements.

Derivative Asset

Sunlight’s contract under which Sunlight arranges loans for the purchase and installation of home improvements other than residential solar energy systems contain features determined to be embedded derivatives from its host. Embedded derivatives are separated from the host contract and carried at fair value when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, standalone instrument with the same terms would qualify as a derivative instrument. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized on the statement of operations.

Sunlight uses a discounted cash flow model to value its derivative asset using various key assumptions, such as estimation of the timing and probability of expected future cash flows and selection of a discount rate applied to future cash flows using Sunlight’s implied credit risk.

Sunlight Rewards™ Program

The Sunlight Rewards™ Program is a proprietary loyalty program that Sunlight offers to salespeople selling residential solar systems for Sunlight’s network of contractors. Sunlight records a contingent liability under ASC 450-20 Loss Contingencies using the estimated incremental cost of each point based upon the points earned, the point redemption value, and an estimated probability of point redemption consistent with Sunlight’s historical redemption experience under the program. When a salesperson redeems points from Sunlight’s third-party loyalty program vendor, Sunlight pays the stated redemption value of the points redeemed to the vendor. If all points earned under the Sunlight Rewards™ Program were redeemed at September 30, 2021 and December 31, 2020, Sunlight would pay $2.7 million and $1.3 million, respectively, of which Sunlight recorded liabilities of $1.7 million and $0.8 million.

Business Combination

Sunlight evaluates its acquisition of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the test is met, the transaction is accounted for as an asset acquisition. If the test is not met, further determination is required as to whether or not Sunlight acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the test to determine whether an acquisition is a business combination or an acquisition of assets.

Sunlight uses the acquisition method in accounting for acquired businesses. Under the acquisition method, Sunlight’s financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

Determining estimated fair value requires a significant amount of judgment and estimates. If Sunlight’s assumptions change or errors are determined in its calculations, the fair value could materially change resulting in a change in our goodwill or identifiable net assets acquired, including identified intangible assets.

Emerging Growth Company

As an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act), Sunlight is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Unless otherwise stated, Sunlight elected to adopt recent accounting pronouncements using the extended transition period applicable to private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.

Sunlight also intends to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as Sunlight qualifies as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Recent Accounting Pronouncements Issued, But Not Yet Adopted

See Note 2 — “Summary of Significant Accounting Policies” in the notes accompanying Sunlight’s consolidated financial statements.

Related Party Transactions

Prior to the closing of the Business Combination, Sunlight entered into management agreements with certain affiliates. For the three months ended September 30, 2021 and 2020, Sunlight paid an aggregate of $0.1 million and $0.1 million, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020 in management fees under the agreements. The agreements were terminated in connection with the closing of the Business Combination. For additional information, see Note 9 of the accompanying consolidated financial statements of Sunlight.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sunlight is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Company's Form 10-Q for the Quarterly Period Ended June 30, 2021 filed with the SEC on August 16 2021, two lawsuits were filed by purported Spartan stockholders in connection with the Business Combination entitled Boiron v. Spartan Acquisition Corp. II et. al., Index No. 652310/2021 (Sup. Ct. N.Y. Cnty.), filed in the Supreme Court of the State of New York on April 7, 2021 (the “Boiron complaint”) and Gonzalez v. Spartan Acquisition Corp. II et al., Case No. 1:21-cv-02896 (S.D.N.Y.), filed in the United States District Court for the Southern District of New York on April 15, 2021 (the “Gonzalez complaint” and, together with the Boiron complaint, the “complaints”), alleging, among other things, that the Registration Rights Agreement entered into in connection with the Business Combination was misleading and/or omitted material information concerning the Business Combination and that, as a result, the members of the Spartan Board breached their fiduciary duties. The Gonzalez complaint also alleged that all defendants violated Section 14(e) of the Exchange Act, and that the members of the Spartan Board violated Section 20(a) of the Exchange Act. The complaints were dismissed in July 2021, and on November 3, 2021, the Company and the plaintiffs agreed upon terms of a settlement.

Sunlight is, from time to time, subject to inquiries by government entities and is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS

The following risk factors apply to our business and operations. These risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of our business. You should carefully consider the following risk factors in addition to the other information included in this Form 10-Q, including matters addressed in the section entitled “Cautionary Statements and Risk Factor Summary.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and notes to the financial statements included herein.

Summary of Principal Risks Associated with Sunlight’s Business

•Sunlight has incurred net losses in the past, and Sunlight may be unable to sustain profitability in the future.
•The ongoing COVID-19 pandemic and other health epidemics and outbreaks could adversely affect Sunlight’s business, results of operations and financial condition.
•If Sunlight fails to manage its operations and growth effectively, Sunlight may be unable to execute its business plan, maintain high levels of customer services and support or adequately address competitive challenges.
•Sunlight may in the future expand to new industry verticals outside of the U.S. solar system and home improvement industries, and failure to comply with applicable regulations, accurately predict demand or growth, or build a process valued in those new industries could have an adverse effect on Sunlight’s business.
•To the extent that Sunlight seeks to grow through future acquisitions, or other strategic investments or alliances, Sunlight may not be able to do so effectively.
•A material reduction in the retail price of electricity charged by electric utilities, other retail electricity providers or other energy sources as compared to potential savings for purchasing and using a solar system or an increase in pricing for purchasing and using a solar system above the cost of other energy sources could result in a lower demand for solar systems, which could have an adverse impact on Sunlight’s business, results of operations and financial condition.
•Sunlight’s inability to compete successfully or maintain or improve Sunlight’s market share and margins could adversely affect its business.
•Disruptions in the operation of Sunlight’s computer systems and those of its critical third-party service providers and capital providers could have an adverse effect on Sunlight’s business.
•Sunlight’s growth is dependent on its contractor network, and its failure to retain or replace existing contractors or to grow its contractor network or the number of Sunlight loans offered through its existing network could adversely impact Sunlight’s business.
•Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar energy systems, which may significantly reduce demand for our loan products.
•Sunlight’s growth is dependent on its contractor network and in turn the quality of the service and products they provide to their customers, and Sunlight’s failure to retain or replace existing contractors, to grow its contractor network or the number of Sunlight loans offered through its existing network, or increases in loan delinquencies due to any deficiencies in Sunlight’s contractor underwriting practices, could adversely impact Sunlight’s business.
•Sunlight’s revenue is impacted, to a significant extent, by the general economy and the financial performance of its capital providers and contractors.
•Sunlight has never paid cash dividends on its capital stock, and does not anticipate paying dividends in the foreseeable future.
•If assumptions or estimates Sunlight uses in preparing its financial statements are incorrect or are required to change, Sunlight’s reported results of operations, liquidity and financial condition may be adversely affected.

Risks Related to Sunlight

Sunlight has incurred net losses in the past, and Sunlight may be unable to sustain profitability in the future.

Sunlight commenced operations as a “start-up” in 2015 and incurred net losses while developing its business, including net losses of $6.5 million and $1.1 million for the years ended December 31, 2017 and 2018, respectively (based on financial statements prior to adopting GAAP). These historical net losses were due to a number of factors, including incurring expenses to fund the development of Sunlight’s technology and the build out of its operational capacities (including, in 2018, as associated with the start of Sunlight’s home improvement line of business), obtaining financing and taking other actions associated with scaling a business generally, and lower revenues as Sunlight created its distribution channels through contractor relationships and funding networks for a diverse set of loan products. Sunlight expects to continue to incur substantial expenses as Sunlight expands its loan product offerings and operations and implements additional technology innovations and infrastructure to support its growth. In addition, as a public company, Sunlight will incur significant additional legal, accounting and other expenses that it did not incur as a private company. Sunlight can provide no assurance that its revenue will grow rapidly enough to absorb these expenses or other costs that it may incur. Sunlight’s ability to sustain profitability in both the short term and long term depends on a number of factors, across both its residential energy solar systems (“solar systems”) line of business and its line of business related to home improvements, such as roofing, siding, windows, doors, HVAC systems and insulation (collectively, referred to as “home improvements”), including:
•Sunlight’s ability to maintain its margins by stabilizing or lowering its cost of capital with its existing funding partners and/or by engaging new capital providers on favorable economic terms to Sunlight;
•originating increased funded volumes through its existing contractor distribution channels and by adding additional contractors to the network of contractors selling Sunlight’s loan products;

•expanding the funding commitments of existing capital providers and/or adding new capital providers to fund increasing volumes of credit applications;
•maintaining a low cost structure by optimizing its operational processes across increasing funded volume; and
•Sunlight’s continuing ability to remain apace with the point of sale market by continuing to innovate and update its product offerings, services and technology.

Sunlight can provide no assurance that it will be able to sustain or increase its profitability in the future.

The ongoing novel coronavirus (“COVID-19”) pandemic and other health epidemics and outbreaks could adversely affect Sunlight’s business, results of operations and financial condition.

The ongoing COVID-19 pandemic continues to be a rapidly evolving situation. The COVID-19 pandemic and efforts to respond to it have resulted in widespread adverse impacts on the global economy and on Sunlight’s employees, capital providers, contractors, target consumer base, third-party vendors (“vendors”) and other parties with whom Sunlight has business relations. Social distancing guidelines, stay-at-home orders and similar government measures associated with the COVID-19 pandemic, as well as actions by individuals to reduce their potential exposure to the virus, contributed to a decline in credit applications and funded volumes in the first and second quarters of 2020. For solar system loans, Sunlight attributes this decline to a significant disruption to solar systems contractors’ sales model, which prior to such public health orders associated with the COVID-19 pandemic had been to sell solar systems primarily door to door, resulting in a decrease in the number of solar system sales and installations and, consequently, a decrease in credit applications and funded loans. Credit applications and funded loans for home improvements were similarly adversely affected. Sunlight believes that the decline in credit applications and funded loans was primarily attributable to consumers’ efforts to avoid infection in the early periods of the COVID-19 pandemic, as sales for large portions of the market tended to be conducted in person at potential consumers’ homes and at home sales conventions, which were canceled.

In response to the COVID-19 pandemic, Sunlight and its contractors have modified certain business and workforce practices (including those related to solar system sales, installation and servicing solar systems and employee work locations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities in the markets in which Sunlight offers loan products. Such modifications on the solar systems side, including converting to a technology-based sales model, have largely allowed contractors offering Sunlight loan products to continue to sell and install solar systems and, accordingly, for Sunlight to continue to offer related loans. The home improvement market remains less able to convert to a technology-based sales process due primarily to the smaller average size of the contractor participants, which means that Sunlight’s home improvement credit applications and funded loan volumes have not recovered, and may not recover in the future, to the same degree as they have in connection with its solar systems line of business. If the COVID-19 pandemic or other health epidemic or outbreaks are significantly prolonged, or more stringent health and safety guidelines are adopted (e.g., travel bans, border closures, quarantines, stay-at-home orders and business shutdowns, etc.), Sunlight and its solar systems contractors’ ability to continue selling and installing solar systems and home improvements may be adversely impacted, which could have a corresponding adverse impact on solar system and home improvement credit applications for Sunlight loans and Sunlight funded loans and could have a material adverse effect on Sunlight’s business, cash flows, liquidity, financial condition and results of operations.

Worsening economic conditions could result from the continued spread of the COVID-19 pandemic and the potential for related public health measures, as described above. The effects of the economic downturn associated with the COVID-19 pandemic, and other economic factors, may increase unemployment and reduce consumer credit ratings and credit availability, which may adversely affect Sunlight’s ability to originate new loans as forecasted and/or that are of the credit quality desired by Sunlight’s capital providers. Such an outcome could cause Sunlight’s capital providers to increase pricing to adjust for increased credit risk in a down economy and thereby erode Sunlight’s margins and negatively impact Sunlight’s future financial performance and the price of the Sunlight Financial Holdings’ Class A Common Stock. Finally, if solar system and/or home improvement supply chains become significantly disrupted due to additional outbreaks of the COVID-19 pandemic or other health epidemics or outbreaks or because more stringent health and safety guidelines are implemented, the ability of its contractors to sell or install solar systems or to sell or complete home improvements could be adversely impacted.

Sunlight is currently unable to predict the full impact that the COVID-19 pandemic will have, directly or indirectly, on its partners, supply channels, the capital markets generally or otherwise, or on Sunlight’s business, cash flows, liquidity, financial condition and results of operations. The ultimate impact will depend on future developments, including, among other things, the efficacy of full administration of the COVID-19 vaccines, the spread of vaccine resistant strains of the virus, ultimate duration of the COVID-19 pandemic, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 pandemic, actions taken by governmental authorities, capital providers, contractors, vendors and other parties with whom Sunlight has business relations, Sunlight’s ability and the ability of its capital providers, contractors, target consumer base, vendors and other parties with whom Sunlight has business relations to adapt to operating in a changed environment, and the timing and extent to which normal economic and operating conditions resume.

If market demand for solar systems does not continue to develop as anticipated by Sunlight or takes longer to develop than Sunlight anticipates, Sunlight may not be able to originate loans for the purchase and installation of solar systems at the rate anticipated and incorporated into Sunlight’s forecast.

The solar systems market is at a relatively early stage of development. If market demand for solar systems fails to continue to develop sufficiently or takes longer to develop than Sunlight anticipates, Sunlight may be unable to facilitate the origination of loans for the purchase and installation of solar systems to grow its business at the rate Sunlight anticipates in its forecast.

Many factors may affect the demand for solar systems, including the following:

monthly and/or lifetime savings potential of purchasing and using a solar system, which is associated with the availability of (i) residential solar support programs, including government targets, subsidies, incentives in the form of tax credits, grants or similar programs, renewable portfolio standards and residential net metering rules and (ii) cost efficient equipment and solar loans on terms favorable to the consumers;
•the relative pricing of other conventional and non-renewable energy sources, such as natural gas, coal, oil and other fossil fuels, wind, utility-scale solar, nuclear, geothermal and biomass;
•performance, reliability and availability of energy generated by solar systems compared to conventional and other non-solar renewable energy sources;
•availability and performance of energy storage technology, the ability to implement such technology for use in conjunction with solar systems and the cost competitiveness such technology provides to consumers as compared to costs for those consumers reliant on the conventional electrical grid or other sources of energy;
•general economic conditions and the level of interest rates available to consumers to finance the purchase of solar systems and home improvements; and
•the desirability of relying principally on renewable energy resources.

Sunlight cannot be certain if historical growth rates reflect future opportunities in the solar industry or whether growth anticipated by Sunlight will be fully realized. The failure or delay of solar systems to continue on a path towards increasing adoption could have a material adverse effect on Sunlight’s business, results of operations and financial condition.

If Sunlight fails to manage its operations and growth effectively, Sunlight may be unable to execute its business plan, maintain high levels of customer service and support or adequately address competitive challenges.

Sunlight has experienced significant growth in recent periods measured by, among others, funded volumes, and Sunlight intends to continue the efforts to expand its business. This growth has placed, and any future growth may place, a strain on Sunlight’s management, operational and financial infrastructure. Sunlight’s growth requires its management to devote a significant amount of time and effort to maintain and expand its relationships with contractors, capital providers and other third parties, creating innovative new lending products that offer attractive financing options to consumers, improving its credit analysis and decisioning processes, arranging financing for Sunlight’s growth and managing its expansion into new markets.

In addition, Sunlight’s current and planned operations, personnel, information technology and other systems and procedures might be inadequate to support its future growth and may require Sunlight to make additional unanticipated investments in its infrastructure. Sunlight’s success and ability to further scale its business will depend, in part, on its ability to manage these changes in a cost-effective and efficient manner.

If Sunlight cannot manage its operations to meet the demands of its growth, Sunlight may be unable to meet market expectations regarding growth, opportunity and financial targets, take advantage of market opportunities, execute its business strategies successfully or respond to competitive pressures. This could also result in declines in the attractiveness or quality of the lending options that Sunlight provides, declines in consumer satisfaction, weakening of Sunlight’s relationships with its network of contractors, increased operational costs or lower margins on loans Sunlight originates or other operational difficulties. Any failure to effectively manage Sunlight’s operations and growth could adversely impact its reputation, business, financial condition, cash flows and results of operations.

During the period from September 30, 2020 to September 30, 2021, Sunlight funded approximately 14% of its total solar system loan volume and, during the period from September 30, 2020 to September 30, 2021, 100% of its home improvement loan volume through a bank partnership arrangement. Pursuant to the terms of that arrangement, Sunlight must arrange for the sale of the loans to a third party within 180 days from origination for solar system loans and, beginning on August 1, 2021, for certain home improvement loans that have been on its bank partner’s balance sheet for greater than 12 months, subject to certain exceptions. If Sunlight is not able to arrange these sales, Sunlight may be required to purchase all or a portion of these loans, which could have a material adverse impact on Sunlight’s liquidity and financial condition and the stock price of Sunlight Financial Holdings. Sunlight is also required to purchase solar system loans funded through its bank partnership arrangement if those loans are charged off and home improvement loans funded through its bank partner if those loans are more than 60 days delinquent. A significant downturn in the performance of Sunlight-facilitated loans that are originated by Sunlight’s bank partner could have a material adverse impact on Sunlight’s liquidity and financial condition.

Currently a portion of solar system loans originated through Sunlight’s Platform and all home improvement loans originated through Sunlight’s Platform are funded by Sunlight’s bank partnership arrangement whereby loans are originated by Sunlight’s bank partner but held for sale to a third party. The terms of Sunlight’s bank partnership arrangement provide that such sales must occur within a certain period of time, subject to certain exceptions (180 days from origination for solar system loans and, with respect to certain home improvement loans that have been on its bank partner’s balance sheet for greater than 12 months, beginning on August 1, 2021). While Sunlight has not been required to date to purchase solar system loans from its bank partner due to the expiration of Sunlight’s bank partner’s agreed hold period, Sunlight cannot be certain that fluctuations in the credit markets or other market, regulatory or business factors will not impede Sunlight’s ability to source such third-party purchasers in the future, which could result in Sunlight being required to purchase all or part of unsold solar system loans. Sunlight’s arrangements with its bank partner also require that Sunlight purchase solar loans when subject to charge-off by Sunlight’s bank partner, and with respect to home improvement, any loan that becomes 60 days delinquent. For the year ended December 31, 2020, Sunlight repurchased and wrote off 49 loans from its bank partner, totaling $1.1 million, associated with the repurchase obligation concerning charge-offs and delinquencies. For the three and nine months ended September 30, 2021, Sunlight repurchased and wrote off — and 60 loans from its bank partner, totaling $0.0 million and $1.3 million, respectively, associated with the repurchase obligation concerning charge-offs and delinquencies. Sunlight acts as the administrator for its bank partner’s portfolio of Sunlight-facilitated loans, and Sunlight has access to comprehensive daily reporting regarding those loans, which allows it to track the status of loans, including days from origination, and monitors the performance of those loans on a loan-level basis.

Sunlight has entered into committed indirect funding program agreements with capital providers for the purchase of solar system and home improvement loans from Sunlight’s bank partner; however, these agreements require periodic extension and, based on market changes and shifts in credit appetite, Sunlight cannot predict whether these capital providers will elect to continue their commitment in the future. In addition, Sunlight’s indirect funding program agreements contain covenants and agreements relating to the origination of such loans and Sunlight’s financial condition. If Sunlight materially breaches these conditions and fails to cure them in the time allotted, the relevant capital provider may terminate its relationship with Sunlight. Such covenants and agreements generally include, among others, obligations related to funding volumes, concentration limits on certain loan products, Fair Isaac Corporation (“FICO”) score requirements, agreements related to Sunlight’s legal compliance in the origination process, underwriting requirements and milestone or other payment requirements. If an existing indirect capital provider terminates its relationship with Sunlight and Sunlight is unable to procure alternative agreements with new purchaser(s) of solar system and home improvement loans or increase commitments from other existing indirect capital providers in a timely manner and on acceptable terms, or at all, Sunlight’s business and results of operations could be materially and adversely affected.

Sunlight initiated its home improvement business in 2019 and its bank partner has originated approximately $74 million in home improvement loans. In February 2021, Sunlight entered into an indirect funding program agreement with a capital provider for the purchase of up to $400 million in home improvement loans from Sunlight’s bank partnership arrangement over an 18-month period. However, the foregoing agreement represents the sole commitment for the purchase of home improvement loans from Sunlight’s bank partnership arrangement and will require periodic extension; accordingly, based on market changes and shifts in credit appetite, Sunlight cannot predict whether this capital provider will elect to continue its commitment in the future. In addition, Sunlight’s indirect home improvement loan funding program agreement contains covenants and agreements related to the origination of such loans and Sunlight’s financial condition similar to those described in the above paragraph with respect to program agreements for the purchase of solar system loans. If Sunlight’s existing indirect home improvement loan capital provider terminates its relationship with Sunlight and Sunlight is unable to procure alternative agreements with new third-party purchaser(s) of home improvement loans in a timely manner and on acceptable terms, or at all, then, beginning on August 1, 2021 Sunlight may be required to purchase any home improvement loans (with certain exceptions) that have been on its bank partner’s balance sheet for greater than 12 months, which could materially and adversely affect Sunlight’s liquidity and financial condition.

Restrictive covenants in certain of Sunlight’s debt agreements could limit its growth and its ability to finance its operations, fund its capital needs, respond to changing conditions and engage in other business activities that may be in Sunlight’s best interests.

Sunlight’s debt agreements impose operating and financial restrictions on Sunlight. These restrictions limit Sunlight’s ability to, among other things:
•incur additional indebtedness;
•make investments or loans;
•create liens;
•consummate mergers and similar fundamental changes;
•make restricted payments;
•make investments in unrestricted subsidiaries;
•enter into transactions with affiliates; and
•use the proceeds of asset sales.

Sunlight may be prevented from taking advantage of business opportunities that arise because of the limitations imposed by the restrictive covenants under its corporate debt agreement. The restrictions contained in the covenants could, among other things:
•limit Sunlight’s ability to plan for, or react to, market conditions or meet capital needs or otherwise restrict Sunlight’s activities or business plan; and
•adversely affect Sunlight’s ability to finance its operations, enter into acquisitions or divestitures or engage in other business activities that would be in Sunlight’s best interest.

A breach of any of these covenants or Sunlight’s inability to comply with the required financial ratios or financial condition tests could result in a default under Sunlight’s debt agreement that, if not timely cured or waived, could result in acceleration of all indebtedness outstanding thereunder and cross-default rights under other debt arrangements of Sunlight. In addition, in the event of an event of default under Sunlight’s debt facility, the affected lenders could accelerate such indebtedness and require repayment of all borrowings outstanding thereunder. Sunlight cannot be certain that it will have cash available in the future to repay its debt facility in the event that it becomes necessary to do so. If the amounts outstanding under Sunlight’s outstanding indebtedness or any of its other indebtedness, whether now or in the future, were to be accelerated and Sunlight did not have sufficient assets to repay in full the amounts owed to the lenders or to other debt holders, such parties could foreclose on the collateral granted by Sunlight to such debt holders, which could materially adversely affect Sunlight’s liquidity and financial condition or its ability to qualify as a going concern.

Additionally, Sunlight’s current corporate debt facility expires in April 2023. As of September 30, 2021, Sunlight’s corporate debt facility had outstanding borrowings of $20.6 million. Sunlight will have to negotiate an extension of its facility or establish a facility with another lender prior to that date. Sunlight cannot be certain that its current debt provider will extend the facility or that it will extend the facility on the same terms, or that Sunlight can obtain a new facility on the same or better terms. Sunlight may need to extend the facility or obtain a new facility on terms that contain additional covenants or requirements that further restrict Sunlight’s ability to take advantage of business opportunities, address market changes, make acquisitions or otherwise grow Sunlight’s business.

Fraudulent activity has become more sophisticated in the financial services industry and, if experienced at a material level by Sunlight or its capital providers in connection with loans originated through Sunlight’s Platform, it could negatively impact Sunlight’s reputation and business. Further, Sunlight could be subject to fraud by internal actors, which could also negatively impact its reputation and business.

Fraud occurs in the financial services industry and has increased as perpetrators become more sophisticated. Sunlight is subject to the risk of fraudulent activity generally perpetrated on participants in the financial markets and with respect to the policies and business practices of contractors, vendors and other third parties handling consumer information. Sunlight has experienced some immaterial fraud where fraudulent actors have obtained consumer personal identifying information in order to obtain fraudulent project payments from Sunlight. Sunlight has adopted increased fraud detection processes in both its commercial risk management and consumer underwriting processes in response to these events and the reported increase of fraud in the financial market. However, Sunlight’s resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud in the future. The level of Sunlight’s fraud charge-offs could increase, and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity also could negatively impact Sunlight’s brand and reputation, and negatively impact its business, results of operations and financial condition.

Further, Sunlight cannot be certain that it will not be subject to fraud from internal actors in the future. Any such fraud conducted could have a material negative impact on Sunlight’s reputation or business.

If the consumer underwriting and loan origination processes Sunlight uses contain errors or incorrect inputs from consumers or third parties (e.g., credit bureaus), Sunlight’s reputation and relationships with capital providers and contractors could be harmed. Further, economic changes resulting in increases in default rates could increase Sunlight’s cost of capital.

Sunlight’s ability to attract capital providers on economic terms consistent with its current capital provider funding facilities in part is dependent on Sunlight’s ability to effectively evaluate a consumer’s credit profile and likelihood of default and potential loss in accordance with Sunlight’s capital provider’s origination policies. To conduct this evaluation, Sunlight uses FICO scores and various credit bureau attributes. If any of the credit decisioning attributes Sunlight uses contain errors or the data provided by consumers or third parties (such as credit bureaus) is incorrect or stale, Sunlight’s approvals or denials may be determined inappropriately. Additionally, following the date of the credit report that Sunlight obtains and reviews, a consumer may default on, or become delinquent in the payment of, a pre-existing debt obligation, take on additional debt, lose his or her job or other sources of income, or experience other adverse financial events. If such inaccuracies or events are not detected prior to loan funding, the loan may have a greater risk of default than expected. Greater defaults could damage Sunlight’s reputation and relationships with contractors and capital providers, causing a decrease in Sunlight’s ability to originate loans, or result in an increase to Sunlight’s cost of capital causing a decrease in Sunlight margins.

Further, Sunlight’s cost of capital is also determined in part based on the default averages in Sunlight’s consumer loan borrower portfolio. If general economic conditions worsen significantly, or other events occur, resulting in an increase in delinquencies and defaults by Sunlight’s consumer loan borrowers and Sunlight is not able to adjust its underwriting processes to address the change in credit environment, Sunlight’s cost of capital may increase. Increases in Sunlight’s cost of capital may cause a decrease in Sunlight’s margins and have a material adverse effect on Sunlight’s business, results of operations and financial condition.

Sunlight may in the future expand to new industry verticals outside of the U.S. solar system and home improvement industries, and failure to comply with applicable regulations, accurately predict demand or growth, or build a process valued in those new industries could have an adverse effect on Sunlight’s business.

Sunlight may in the future further expand into other industry verticals. There is no assurance that Sunlight will be able to successfully develop consumer financing products and services that are valued for these new industries. Sunlight’s investment of resources to develop consumer financing products and services for the new industries it enters may either be insufficient or result in expenses that are excessive as compared to the fees or other revenue that Sunlight may earn in launching such vertical. Additionally, Sunlight’s experience is in the U.S. solar system and home improvement industries and, therefore, industry participants in new industry verticals may not be receptive to its financing solutions and Sunlight may face competitors with more experience and resources. The borrower profile of consumers in new verticals may not be as attractive, in terms of average FICO scores or other attributes, as in current verticals, which may make it more difficult for Sunlight to find funding partners for these new verticals. As Sunlight explores additional opportunities, Sunlight can make no assurance that it will be able to accurately forecast demand (or the lack thereof) for a solution or that those industries will be receptive to Sunlight’s loan products or changes in loan products from time to time. Failure to predict demand or growth accurately in new industries could have a materially adverse impact on Sunlight’s business, results of operations and financial condition.

Sunlight’s risk management processes and procedures may not be effective.

Sunlight’s risk management processes and procedures seek to appropriately balance risk and return and mitigate risks, and intend to identify, measure, monitor and control the types of risk to which Sunlight, its contractors and its capital providers are subject, including credit risk, market risk, liquidity risk, strategic risk and operational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. Market risk is the risk of loss due to changes in external market factors such as interest rates. Liquidity risk is the risk that financial conditions are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (e.g., natural disasters), compliance, reputational or legal matters and includes those risks as they relate directly to Sunlight as well as to third parties with whom Sunlight contracts or otherwise does business.

Management of Sunlight’s risks depends, in part, upon the use of analytical and forecasting models. If these models are ineffective at predicting future losses or are otherwise inadequate, Sunlight may incur unexpected losses or otherwise be adversely affected. In addition, the information Sunlight uses in managing its credit and other risks may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There also may be risks that exist, or that develop in the future, that Sunlight has not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If Sunlight’s risk management framework does not effectively identify and control its risks, Sunlight could suffer unexpected losses or be adversely affected, which could have a material adverse effect on its business, results of operations and financial condition.

To the extent that Sunlight seeks to grow through future acquisitions, or other strategic investments or alliances, Sunlight may not be able to do so effectively.

Sunlight may in the future seek to grow its business by exploring potential acquisitions or other strategic investments or alliances. Sunlight may not be successful in identifying businesses or opportunities that meet its acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment is identified, Sunlight may not be successful in completing such acquisition or integrating such new business or other investment in a way that allows Sunlight to realize the full benefits from such acquisition. Sunlight may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments, than Sunlight does. As a result of such competition, Sunlight may be unable to acquire certain assets or businesses, or take advantage of other strategic investment opportunities that Sunlight deems attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous. Any delay or failure on Sunlight’s part to identify, negotiate, finance on favorable terms, consummate and integrate any such acquisition, or other strategic investment, opportunity could impede Sunlight’s growth.

Even if Sunlight completes future acquisitions, it may not ultimately strengthen its competitive position or achieve its goals and business strategy; Sunlight may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions Sunlight completes could be viewed negatively by its customers, investors, and securities analysts; and Sunlight may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, Sunlight may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, which may differ from or be more significant than the risks Sunlight’s business faces. If Sunlight is unsuccessful at integrating future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt Sunlight’s ongoing business and divert management’s attention, and Sunlight may not be able to manage the integration process successfully or in a timely manner. Sunlight may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. Sunlight may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect its financial condition or the market price of its Class A Common Stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to Sunlight’s stockholders. The occurrence of any of these risks could harm Sunlight’s business, operating results, and financial condition.

Risks Related to the Solar Energy Generation Industry

A material reduction in the retail price of electricity charged by electric utilities, other retail electricity providers or other energy sources as compared to potential savings for purchasing and using a solar system or an increase in pricing for purchasing and using a solar system above the cost of other energy sources could result in a lower demand for solar systems, which could have an adverse impact on Sunlight’s business, results of operations and financial condition.

Decreases in the retail price of electricity from electric utilities, from other retail electricity providers or other sources of energy, currently existing or as may be developed, including other renewable energy sources, as compared to the potential price of purchasing a solar system using solar system loan financing, could make solar systems less economically attractive to consumers. Reductions in consumer costs associated with traditional or other sources of power may stem from an increase in availability due to an increase in generation of such power sources, a legislated reduction in rates or special programs offered to consumers among other potential industry shifts.

Similarly, an increase in pricing associated with purchasing a solar system financed with a loan as compared to the cost to consumers of other power sources, or the cost to consumers of using a solar system pursuant to solar power purchase agreements or leases, could reduce demand for solar systems. Sunlight’s business has benefited from the declining cost of solar system components, which has been a key driver in consumer adoption of solar systems. To the extent such costs stabilize, decline at a slower rate or increase, Sunlight’s future growth may be negatively impacted. An increase in cost to the consumer purchasing a solar system financed by a loan could be as a result of, among others:
•a decline in raw materials available to manufacture the various components of solar systems;
•an increase in tariff penalties or duties on components of solar systems imported from other countries, which could also increase the pricing of components produced domestically associated with an increase in demand for such components;
•the expiration or unavailability of, or adverse changes in, economic or governmental incentives, including those in the form of tax credits, grants or similar programs, which may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy, or other factors that have the impact of decreasing the ultimate price of purchasing or using a solar system to the consumer;
•a shortage of skilled labor to install solar systems, which could have the impact of increasing demand on existing skilled labor and increasing the cost of installation of solar systems;
•an increase in costs associated with contractor infrastructure, including as related to the potential for additional regulation, lawsuits or other unforeseen developments; and
•an increase in interest rates that Sunlight’s capital providers charge consumers for financing solar systems.

A decrease in the price of traditional power sources or other renewable energy sources that make such sources cost less to the consumer than the purchase of a solar system with loan financing or an increase in prices to purchase a solar system with loan financing could decrease the attractiveness of the purchase and installation of such systems by consumers, which in turn may slow Sunlight’s growth and have an adverse impact on its business and results of operations.

The solar system loan industry and the home improvement industry are subject to seasonality and other industry factors that may cause Sunlight’s operating results and its ability to grow to fluctuate from quarter to quarter and year to year. These fluctuations may cause Sunlight’s future performance to be difficult to predict and cause its operating results for a particular period to fall below expectations.

Sunlight’s quarterly and annual operating results are subject to seasonality and other factors that make them difficult to predict and may fluctuate significantly in the future. Sunlight has experienced seasonal and quarterly fluctuations in the past and expects to experience such fluctuations in the future. Credit applications generally peak for a given year during the summer and are at their lowest point toward the end of the year. Because of the lag between credit applications and installation, fundings generally peak toward the end of the year and are at their lowest point during the spring. In addition to the other risks described herein, the following factors could cause Sunlight’s operating results to fluctuate:
•expiration or initiation of any governmental rebates or incentives;
•significant fluctuations in consumer demand for solar systems and/or home improvements;
•Sunlight’s contractors’ ability to complete installations of solar systems and/or home improvements in a timely manner;
•financial market fluctuations that may impact the availability of desirable solar system and/or home improvement loan products for consumers or increase the cost of capital to Sunlight, thereby decreasing Sunlight’s margins;
•actual or anticipated developments in Sunlight’s competitors’ businesses, technology, loan products, pricing or other initiatives relevant to the solar system or home improvement lending competitive landscape;
•natural disasters or other weather or meteorological conditions impacting solar system or home improvement industries; and
•general economic downturns, which could negatively impact the availability of, or cost of, capital, including in response to rising delinquencies and defaults in the market, thereby making it more difficult for Sunlight to originate loans or to do so on economic terms that are favorable to Sunlight.

For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of Sunlight’s future performance.

Because Sunlight’s business is heavily concentrated on consumer lending in the U.S. solar system and home improvement industries, Sunlight’s results are more susceptible to fluctuations in those markets than a more diversified company would be.

Sunlight’s business is currently concentrated on supporting consumer lending in the U.S. solar system and home improvement industries. As a result, Sunlight is more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company would be, and more specifically as to factors that may drive the demand for solar systems and home improvements. Sunlight’s business concentration could have an adverse effect on its business, results of operations and financial condition.

The industries that Sunlight operates in are highly competitive and are likely to become more competitive. Additionally, if new entrants join these markets who have ready access to cheaper capital, competing successfully would become more difficult for Sunlight. Sunlight’s inability to compete successfully or maintain or improve Sunlight’s market share and margins could adversely affect its business.

The consumer lending industry is highly competitive and increasingly dynamic as emerging technologies continue to enter the marketplace. Technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services, which has intensified the desirability of offering loans to consumers through digital-based solutions. Sunlight faces competition in areas such as financing terms, promotional offerings, fees, approval rates, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer service and support, compliance capabilities, brand and reputation. Sunlight’s existing and potential competitors may decide to modify their pricing and business models to compete more directly with Sunlight’s model or offer similar promotions and ancillary services. If Sunlight is unable to compete effectively to attract contractors to sell Sunlight loans to their consumer customers, Sunlight’s results of operations and financial condition could be materially adversely affected.

Sunlight’s success in the solar systems point of sale lending industry is in part due to Sunlight’s low cost of capital. While the barriers to entry in this business are high, if new entrants with access to cheaper capital enter the market, such as a depository institution, competing could become more difficult for Sunlight. A new market entrant with a lower cost of capital could discount pricing to a level below which Sunlight would be able to match and maintain its margins or such entrant could maintain pricing but make more revenue on each loan. Sunlight’s inability to compete successfully with these tactics by lowering its own cost of capital or competing on other terms that are valuable to solar systems contractors such as user-friendly, best-in-market technology or by providing valuable ancillary services, could materially negatively impact Sunlight’s business.

Risks Related to Sunlight’s Technology and Intellectual Property

Developments in technology or improvements in the solar energy generation industry, including energy storage and distributed solar power, may adversely affect demand for Sunlight’s loans.

Significant developments in technology, such as advances in distributed solar power generation, energy storage solutions such as batteries, energy storage management systems, the widespread use or adoption of fuel cells for residential properties or improvements in other forms of distributed or centralized power production may materially and adversely affect demand for solar systems and, in turn, the demand for loans originated through Sunlight’s Platform, which may negatively impact Sunlight’s business, results of operations and financial condition.

Additionally, recent technological advancements may impact Sunlight’s business in ways Sunlight does not currently anticipate. Any failure by Sunlight to adopt or have access to assist consumers to finance new or enhanced technologies or processes, or to react to changes in existing technologies, could have a material adverse effect on Sunlight’s business, results of operations and financial condition.

Cyber-attacks and other security breaches could have an adverse effect on Sunlight’s business.

In the normal course of Sunlight’s business, Sunlight collects, processes and retains sensitive and nonpublic personal consumer information. Although Sunlight devotes significant resources and management focus to ensuring the integrity of its systems through information security and business continuity programs, Sunlight’s facilities and information technology systems, and those of capital providers, contractors and third-party service providers, may be subjected to external or internal security breaches and cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors and other similar events that result in the disclosure of sensitive and confidential information. Sunlight also faces security threats from malicious third parties that could attempt to obtain unauthorized access to Sunlight systems and networks, which threats have increased significantly in recent years and which Sunlight anticipates will continue to grow in scope and complexity over time. These events could interrupt Sunlight’s business and/or operations, result in significant legal and financial exposure, supervisory liability, other government or regulatory fines and penalties, damage to its reputation and a loss of confidence in the security of Sunlight’s systems and ability to facilitate the origination of loans. Although Sunlight has not experienced such adverse events to date, no assurance can be given that these events will not have a material adverse effect on Sunlight in the future.

Information security risks in the financial services industry have increased recently, in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks and other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. Sunlight, contractors, capital providers and vendors may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. Sunlight employs detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. Sunlight also may fail to detect the existence of a security breach related to the information of capital providers, contractors and consumers that Sunlight retains as part of its business and may be unable to prevent unauthorized access to that information.

Sunlight also faces risks related to cyber-attacks and other security breaches that typically involve the transmission of sensitive information regarding borrowers through various third parties, including Sunlight’s various service providers engaged to support Sunlight’s underwriting and other technological and operational processes. Because Sunlight does not control these third parties or oversee the security of their systems, future security breaches or cyber-attacks affecting any of these third parties could impact Sunlight through no fault of its own, and in some cases Sunlight may have exposure and suffer losses for breaches or attacks relating to them. While Sunlight regularly conducts security assessments of significant third-party service providers, no assurance is given that Sunlight’s third-party information security protocols are sufficient to prevent a service provider from experiencing a cyber-attack or other security breach.

Disruptions in the operation of Sunlight’s computer systems and those of its critical third-party service providers and capital providers could have an adverse effect on Sunlight’s business.

Sunlight’s ability to facilitate the origination of loans and otherwise operate Sunlight’s business and comply with applicable laws depends on the efficient and uninterrupted operation of Sunlight’s computer systems and critical third-party service providers that support these processes. These Sunlight or third-party computer systems may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyber-attacks or other events. Any of such catastrophes could have a negative effect on Sunlight’s business and technology infrastructure (including its computer network systems). Catastrophic events could also impact public agencies that provide permitting or other related services and prevent or make it more difficult for contractors to install solar systems, and could interrupt or disable local or national communications networks, including payment networks and capital provider’s ability to fund loans. All of these adverse effects of catastrophic events could result in an inability for Sunlight to meet its funding obligations with respect to existing loan applications or for Sunlight to originate new loans, which could have a material adverse effect on Sunlight’s business.

In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may cause service interruptions, transaction processing errors or system conversion delays and may cause Sunlight to fail to comply in a timely manner with its agreements with applicable laws, all of which could have a material adverse effect on Sunlight’s business. Sunlight expects that new technologies and business processes applicable to the point of sale consumer loan industry will continue to emerge. There can be no assurance that Sunlight will be able to successfully adopt new technology as critical systems and applications become obsolete and better systems, applications and processes become available. A failure to maintain or improve current technology and business processes could cause disruptions in Sunlight’s operations or cause its solution to be less competitive, all of which could have a material adverse effect on its business, results of operations and financial condition.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar energy systems, which may significantly reduce demand for Sunlight’s loan products.

The market for electric generation products is heavily influenced by federal, state, and local government laws, regulations, and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology from Sunlight’s network of contractors, which could in turn result in a significant reduction in the demand for Sunlight’s solar power loan products. The market for electric generation equipment is also influenced by trade and local content laws, regulations, and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for solar products sold by our contractor partners, and in turn our solar power loan products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local, and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. Any new regulations or policies pertaining to solar power products may result in significant additional expenses to contractor partners and their customers, which could cause a significant reduction in demand for Sunlight’s loan products. See also under this section, “Risks Related to Legal Matters and Sunlight’s Regulatory Environment - The highly regulated environment in which Sunlight’s capital providers operate could have an adverse effect on Sunlight’s business.

Sunlight may be unable to sufficiently protect its proprietary rights, trade secrets and intellectual property, and may encounter disputes from time to time relating to its use of the intellectual property of third parties.

Sunlight relies on a combination of patents, trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect its proprietary rights. Unauthorized third parties may attempt to duplicate or copy the proprietary aspects of its technology and processes. Sunlight’s competitors and other third parties independently may design around or develop similar technology or otherwise duplicate Sunlight’s services or products. In addition, though Sunlight has restrictive covenant agreements in place that are intended to protect its intellectual property, trade secrets and confidential and proprietary information (“Proprietary Information”) or provide a remedy in the event of an unauthorized disclosure, these agreements may not prevent misappropriation of Sunlight’s Proprietary Information or infringement of Sunlight’s intellectual property and the resulting loss of competitive advantage, and Sunlight may be required to litigate to protect its intellectual property and Proprietary Information from misappropriation or infringement by others, which may be expensive, could cause a diversion of resources and may not be successful.

Sunlight also may encounter disputes from time to time concerning intellectual property rights of others, and it may not prevail in these disputes. Third parties may raise claims against Sunlight alleging that Sunlight, or consultants or other third parties retained or indemnified by Sunlight, infringe on their intellectual property rights. Some third-party intellectual property rights may be extremely broad, and it may not be possible for Sunlight to conduct its operations in such a way as to avoid all alleged violations of such intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which Sunlight operates, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against Sunlight may cause Sunlight to spend significant amounts to defend the claim, even if Sunlight ultimately prevails. If Sunlight does not prevail, Sunlight may be required to pay significant money damages, suffer losses of significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), be required to cease offering certain products or services, or incur significant license, royalty or technology development expenses.

In addition, although in some cases a third party may have agreed to indemnify Sunlight for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, insurance may not cover potential claims of this type adequately or at all, and Sunlight may be required to pay monetary damages, which may be significant.

Some aspects of the Sunlight Platform and processes include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect its business.

Aspects of the Sunlight Platform include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on Sunlight’s Platform. If portions of Sunlight’s proprietary software are determined to be subject to an open source license, Sunlight could be required to publicly release the affected portions of source code, re-engineer all or a portion of its technologies or otherwise be limited in the licensing of technologies, each of which could reduce or eliminate the value of Sunlight’s technologies. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect Sunlight’s business, results of operations and financial condition.

Contractor and Capital Provider-Related Risks

Sunlight’s growth is dependent on its contractor network and in turn the quality of the products and services they provide to their customers, and Sunlight’s failure to retain or replace existing contractors, to grow its contractor network or the number of Sunlight loans offered through its existing network, or increases in loan delinquencies due to any deficiencies in Sunlight’s contractor underwriting practices, could adversely impact Sunlight’s business.

Solar system and home improvement loans are offered through Sunlight to Sunlight’s contractor networks to such contractors’ consumer customers who buy solar systems or home improvements. In order to continue to grow, Sunlight will need to further expand its contractor networks. Sunlight is subject to significant competition for the recruitment and retention of contractors from its current competitors and new entrants to the solar system loan and home improvement loan markets, and Sunlight may not be able to recruit new or replacement contractors in the future, or expand its loan volume with existing contractors, at a rate required to produce projected growth.

Sunlight competes for contractors with solar system and home improvement lenders primarily based on scope of loan product offerings that respond to consumer demand, pricing to the contractors (“OID”), user friendliness of Sunlight’s technology (Orange®) and other processes to make the loan sale process efficient and individualized in service and responsiveness. Sunlight does not have any exclusivity agreements with its contractors. Accordingly, there can be no assurance that Sunlight will be able to maintain its current contractor relationships. Sunlight may lose existing contractors that represent a significant portion of Sunlight’s business, and there is no guarantee that Sunlight would be able to engage replacement contractors on terms similar to its existing contractors, or at all.

Additionally, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight, experiences business disruption, a business failure or bankruptcy, or fails to supply, or perform the installation of, the solar system or home improvement product to the satisfaction of the customer, which may result in potential loan defaults which could have a material adverse impact on Sunlight’s results of operations. For example, during May 2021, Sunlight was advised by a significant contractor that it will discontinue use of Sunlight’s platform to source solar loans effective immediately. This contractor accounted for approximately 6.7% and 10.6% of Sunlight’s total funded loan volumes during the year ended December 31, 2020 and for the nine months ended September 30, 2021, respectively.

For the fiscal years ended December 31, 2018, December 31, 2019 and December 31, 2020, Sunlight’s top ten contractors accounted for approximately 74%, 46% and 42% of the total funded loan volumes for such periods, respectively. In the period from September 30, 2019 to September 30, 2020, the top ten contractors in Sunlight’s network were responsible for selling 43.6% of Sunlight’s funded loan volume, and in the period from September 30, 2020 to September 30, 2021 that percentage increased to 45.2%.

Sunlight’s capital advance program exposes it to potential losses in the event that a contractor fails to fully perform under its agreements with Sunlight or becomes insolvent prior to completion of the underlying installation or construction, which losses could have an adverse impact on Sunlight’s business, results of operations and financial condition.

Sunlight maintains a primarily short-term capital advance program with certain contractors that provides such contractors with up-front working capital to pay for certain expenses for installation or the construction of solar systems and home improvements. Such capital advances may be paid to contractors prior to the commencement of such installation or construction, or at specified periods during the installation or construction process. The aggregate amount of advances available to a given contractor is based on a risk evaluation and tiering conducted by Sunlight’s commercial risk team that performs contractor underwriting generally, as well as additional oversight and periodic monitoring requirements. At any time prior to completion of installation or construction of solar systems or home improvements, Sunlight is at risk for defaults if a contractor to whom such advances have been made fails to fully perform under its agreements with Sunlight or becomes insolvent prior to the completion of installation or construction. The ability of contractors to fully perform or maintain their solvency depends on a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting the solar system and home improvement industries, lack of availability of, and/or access to, as well as increases in the cost of, materials or labor for the installation or construction of solar systems or home improvements, due to global supply chain shortages and the increase in competition for skilled labor, permitting delays, natural disasters and management and cash flow levels. As of December 31, 2020, Sunlight had an aggregate of $35.4 million of outstanding advances to 141 contractors. Approximately 60.1% of those advances were made to four of Sunlight’s largest contractor relationships in terms of funded loan volume. As of September 30, 2021, Sunlight had an aggregate of $71.3 million of outstanding advances to 141 contractors. Approximately 68.7% of those advances were made to five of Sunlight’s largest contractor relationships in terms of funded loan volume. In the event that one or more contractors who receive such capital advances are unable to fully perform under their agreements with Sunlight or maintain their solvency, Sunlight may lose a portion or all of the funds advanced to such contractor, which may have an adverse impact on Sunlight’s business, results of operations and financial condition.

Further, Sunlight advances funding payments to contractors in order to ensure payment to its contractors within 24 hours. If a capital provider fails to reimburse Sunlight for such advances as anticipated, Sunlight may need to write-off such advances, subjecting Sunlight to consumer credit risk. Alternatively, if the contractor funded by Sunlight declares bankruptcy prior to Sunlight being reimbursed, the capital provider is not likely to fund the loan and reimburse Sunlight. Sunlight could be subject to losses if the consumers borrowing funds from Sunlight under these loans do not pay as and when required.

Sunlight’s rebate program with certain of its contractors may be utilized by such contractors to a greater degree in certain periods, resulting in decreased fee income from its contractor partners, which could have a material adverse impact on Sunlight’s revenues during those periods.

Sunlight offers rebates to certain of its contractor partners in exchange for volume commitments. In general, the contractors with these rebate arrangements realize a rebate on funded loans originated over an agreed period of time (for example, one year) provided that the agreed volume of funded loan origination was achieved by that contractor. Sunlight accrues for such rebates on a quarterly basis based on the estimated amount of the rebate, but the accrual may be less than the actual rebate earned by a contractor or contractors when the rebate is required to be paid if volume is higher than anticipated in certain periods. If that occurs, Sunlight may be required to record a charge for rebates that is larger than would be the case if its accrual matched the rebates actually earned. If such a charge occurs, Sunlight’s revenues for the applicable quarterly period may be adversely impacted. For example, for the three and nine months ended September 30, 2021, rebates to contractor partners totaled approximately $0.0 million and $0.3 million, respectively, in excess of the estimated amounts accrued therefor, which directly reduced fee income received by Sunlight for loans originated by contractors on Sunlight’s platform during those periods and resulted in a decrease in aggregate revenue to Sunlight.

Loans originated through Sunlight’s technology platform (Orange®) are originated by third-party capital providers. As Sunlight continues to grow, Sunlight will need to either expand the commitments of its existing capital providers or find additional capital providers to fund additional volume. Sunlight’s inability to identify capital provider sources for new loan volume or to replace loan volume funding capacity should a capital provider elect to terminate its relationship with Sunlight could have a material adverse impact on Sunlight’s growth.

Sunlight relies on third-party capital providers to originate solar system and home improvement loans through Sunlight’s Platform to third party borrowers. As Sunlight’s business grows, Sunlight will need additional funding sources for those loans to third party borrowers, either from its existing capital providers or by entering into program funding agreements with new capital providers. Sunlight’s failure to obtain additional funding commitments in an amount needed to fund its projected loan volume, or Sunlight’s failure to extend its existing commitments or identify new capital providers on economic terms similar to or better than what Sunlight currently has with its existing capital providers, could have a material adverse impact on Sunlight’s business, results of operations and financial condition.

Additionally, Sunlight’s funding program agreements generally have automatic renewal provisions, but Sunlight cannot predict whether a capital provider will elect to terminate their commitment in the future. Many factors may influence the ability or willingness of Sunlight’s existing capital providers to renew their annual capital commitments and the terms on which such renewals are made, including, but not limited to, changes in economic conditions, including credit markets and interest rates, adverse trends or events affecting the lending industry or industries that Sunlight serves, changes in strategy by capital providers, the overall attractiveness of the returns that may be realized from solar system or home improvement loans by capital providers from their relationship with Sunlight, Sunlight’s performance and the performance of loans originated through Sunlight’s Platform and changes in legislation and regulations that affect Sunlight or capital providers. Sunlight cannot predict its third-party capital providers’ appetite to continue originating solar system or home improvement loans or other risks to such parties businesses that could cause any such party to not renew their loan funding program with Sunlight.

In addition, Sunlight’s funding program agreements contain covenants and agreements relating to the origination of loans on such providers’ balance sheets. If Sunlight materially breaches these conditions and fails to cure them in the time allotted, the relevant capital provider may terminate its relationship with Sunlight. Such covenants and agreements generally include, among others, obligations related to funding volumes, concentration limits on certain loan products, FICO score requirements, agreements related to Sunlight’s legal compliance in the origination process, underwriting requirements, milestone payment requirements and data privacy requirements. If Sunlight were to breach one or more of the covenants and the relevant existing capital provider elects to terminate its relationship with Sunlight and Sunlight is unable to procure alternative agreements with new capital providers or increase commitments from other existing capital providers in a timely manner and on acceptable terms, or at all, Sunlight’s results of operations could be materially and adversely affected.

Dependence by Sunlight on one capital provider or a group of similarly situated capital providers that would be impacted similarly by market factors subjects Sunlight to concentration risk. In 2018, 2019 and 2020, respectively, one capital provider, Technology Credit Union, funded 53.2%, 48.9% and 47.4% of Sunlight’s funded solar system loan volume. In the three and nine months ended September 30, 2021, Technology Credit Union funded 23.2% and 33.2% of Sunlight’s funded solar system loan volume, respectively. Also, although in separate geographical jurisdictions, in those same years, 63.7%, 73.9% and 84.3%, respectively, of Sunlight’s total solar system loan volume was funded by credit unions, which could have similar market, regulatory or other risks that could simultaneously impact their ability to continue to originate solar system loans through Sunlight. Sunlight’s continued growth could be materially and adversely affected if this or any other of its capital providers or a group of them were not able to or determined not to continue to fund solar loans facilitated by Sunlight, and Sunlight was not able to attract additional capital providers to replace that funding capacity. Capital providers could determine to stop funding solar loans for different reasons that are outside of Sunlight’s control such as a desire to diversify their own asset bases, changes in the market or regulatory requirements or other circumstances.

Sunlight is subject to regular audits by its capital providers and their regulators, as well as certain other parties closely involved in Sunlight’s processes, such as credit bureaus. If Sunlight does not “pass” these audits, Sunlight could suffer reputational damage that will make it more difficult to engage capital providers or extend its current relationships on positive economic terms to Sunlight, which could negatively impact Sunlight’s business and financial condition.

Sunlight is subject to regular audits by its capital providers and their regulators, as well as certain other parties closely involved in Sunlight’s processes, such as credit bureaus. These audits are broad and include reviews of Sunlight’s consumer protection law policies and procedures, privacy practices, information technology security measures, human resources practices and other areas of operation. If Sunlight does not “pass” these audits or Sunlight’s performance is deemed weak or significant deficiencies are identified, Sunlight could suffer reputational damage. Sunlight’s existing capital providers may be less willing to extend the terms of their existing agreements or may elect to increase the cost of capital to Sunlight if it perceives these issues as increasing their risk. These issues may also make it more difficult for Sunlight to engage new capital providers on positive economic terms to Sunlight. Further, if third parties critical to Sunlight’s operations should find Sunlight’s audit results concerning, they may not be willing to continue to partner with Sunlight. If these critical parties are not willing to continue to partner with Sunlight, Sunlight may need to alter its operations in a manner that has a negative impact on its business or Sunlight may experience business disruption while it seeks to find a replacement vendor (which, if identified, may not be available to Sunlight on positive economic terms) that could negatively impact Sunlight’s business and financial condition.

Contractor and marketplace confidence in Sunlight’s liquidity and long-term business prospects is important for building and maintaining Sunlight’s business. Additionally, if Sunlight experiences negative publicity, it may lose the confidence of its funding providers, capital providers and contractors and Sunlight’s business may suffer.

Sunlight’s financial condition, operating results and business prospects may suffer materially if it is unable to establish and maintain confidence about its liquidity and long-term business prospects among contractors, consumers and within Sunlight’s industry. Sunlight’s contractor network is Sunlight’s distribution channel for the loans originated through Orange® and therefore serves as the means by which Sunlight is able to rapidly and successfully expand within existing and prospective markets. Contractors and other third parties will be less likely to enter into agreements with Sunlight if they are uncertain if Sunlight will be able to make payments on time, its business will succeed or its operations will continue for many years. Sunlight may not succeed in its efforts to build this confidence.

Sunlight relies on a number of third-party service providers and vendors, and if certain of those vendors are unable or unwilling to provide their services or products, Sunlight may experience meaningful harm to its business, results of operations and financial condition.

Sunlight has established a process whereby it evaluates each vendor to determine if such vendor is “critical” to Sunlight’s business. Sunlight defines “critical” as a vendor that, if unwilling or unable to provide its services or products to Sunlight for seven days, would potentially cause Sunlight to experience material harm to its business. Sunlight currently has 18 vendors qualified as critical. Most of these critical vendors relate to services provided to support Orange® and other related technology. No assurance can be given that any vendor critical to Sunlight’s business will not experience a prolonged business or system disruption, financial difficulties, including potential bankruptcy, or other circumstances that could cause such vendor to be unable to perform under its contract with Sunlight. Further, Sunlight cannot predict whether any critical vendor would choose to breach an agreement or not renew a contract in an effort to increase pricing or otherwise that a dispute will not occur between Sunlight and a critical vendor. If any of these events do occur, Sunlight will need to find a replacement and integrate such replacement vendor quickly. If Sunlight cannot locate an adequate replacement or cannot integrate the replacement vendor services quickly, Sunlight may have to alter its operations or experience business disruption itself, which would likely have a material adverse impact on Sunlight’s business, results of operations and financial condition.

Financial and Accounting-Related Risks

Sunlight’s projections are subject to significant risks, assumptions, estimates and uncertainties. As a result, Sunlight’s projected revenues, market share, expenses, profitability and any guidance it may publish from time to time may differ materially from its expectations.

Sunlight operates in a rapidly changing and competitive industries and Sunlight’s projections will be subject to the risks and assumptions made by management with respect to its industry. Operating results are difficult to forecast because they generally depend on a number of factors, including competition, Sunlight’s ability to attract and retain capital providers and contractors, general industry trends and financial market considerations. Additionally, as described under “— Sunlight’s revenue is impacted, to a significant extent, by the general economy and the financial performance of its capital providers and contractors,” Sunlight’s business may be affected by reductions in consumer spending from time to time as a result of a number of factors that may be difficult to predict, rising interest rates and a reduction of the general availability of capital to consumers. This may result in decreased revenue and Sunlight may be unable to adopt measures in a timely manner to compensate for any unexpected decline. This inability could cause Sunlight’s operating results in a given quarter to be higher or lower than expected. If actual results differ from Sunlight’s estimates, analysts may negatively react and Sunlight Financial Holdings’ stock price could be materially adversely impacted.

Additionally, Sunlight may, from time to time, provide guidance regarding its future performance that represents management’s estimates as of the date such guidance is provided. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Sunlight’s ability to meet funded volume, cost, Adjusted EBITDA, free cash flow or any other forward-looking guidance is impacted by a number of factors including, but not limited to, changes in domestic and foreign business, market, financial, political and legal conditions; risks related to Sunlight’s business and the timing of expected business milestones or results; the effects of competition and regulatory risks, and the impacts of changes in legislation or regulations on Sunlight’s future business; the expiration, renewal, modification or replacement of the federal solar investment tax credit; the effects of the COVID-19 pandemic on Sunlight’s business or future results; and Sunlight’s ability to issue equity or equity-linked securities. Accordingly, Sunlight’s guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material.

Sunlight’s revenue is impacted, to a significant extent, by the general economy and the financial performance of its capital providers and contractors.

Sunlight’s business, the consumer financial services industry, its contractors’ and its capital providers’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, increased labor costs and labor shortages, delays in the supply chain and supply chain shortages, consumer confidence and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified borrowers to take out loans. Such conditions are also likely to affect the ability and willingness of borrowers to pay amounts owed to Sunlight or its capital providers, each of which would have a material adverse effect on its business, results of operations and financial condition.

General economic conditions and the willingness of its capital providers to deploy capital in the consumer industries within which Sunlight operates also impact Sunlight’s performance. The origination of new loans through Orange®, and the platform fees and other fee income to Sunlight associated with such loans, is dependent upon sales and installations of solar systems and home improvements. Contractors’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, business conditions affecting an industry vertical or region, changing regulatory environments, delays in permitting and/or permission to operate of residential solar. Weak economic conditions including increased labor costs and labor shortages, delays in the supply chain and supply chain shortages, and delays in permitting and/or permission to operate of residential solar also could extend the length of contractors’ sales cycle and cause prospective borrowers to delay making (or not make) purchases of solar systems or home improvements. The decline in and delay of sales by contractors for any reason will generally result in reduced loan volume and associated fee income for Sunlight and its capital providers, particularly from platform fees on Direct Channel Loans, for which revenue is not recognized until the Direct Channel Partner funds the Loans, which may reduce loan volume and materially adversely affect Sunlight’s business, results of operations and financial condition.

In addition, if a contractor or capital provider becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), borrowers may have less incentive to pay their outstanding balances to Sunlight or its capital providers, which could result in higher charge-off rates than anticipated. Any consistent or system failures of Sunlight’s contractors or capital providers could materially adversely affect Sunlight’s business, results of operations and financial condition.

Risks Related to Legal Matters and Sunlight’s Regulatory Environment

Litigation, regulatory actions and compliance issues could subject Sunlight to significant fines, penalties, judgments, remediation costs, indemnification obligations and/or other requirements resulting in increased expenses and negatively impacting Sunlight’s liquidity and financial condition.

Sunlight’s business is subject to increased risks of litigation and regulatory actions as a result of a number of factors and from various sources, including as a result of the highly regulated nature of the consumer financial services industry and the focus of state and federal enforcement agencies on the financial services industry.

Federal and state agencies have broad enforcement powers over Sunlight, including powers to investigate Sunlight’s business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. The continued focus of regulators on the consumer financial services industry has resulted, and could continue to result, in new enforcement actions that could, directly or indirectly, affect the manner in which Sunlight conducts its business and increase the costs of defending and settling any such matters, which could negatively impact its business. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require Sunlight to implement certain changes to its business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. There is no assurance that any future settlements will not have a material adverse effect on Sunlight’s business.

From time to time, Sunlight may be involved in, or the subject of, reviews, requests for information, examinations, investigations and proceedings (both formal and informal) by state and federal governmental agencies regarding Sunlight’s business activities and Sunlight’s qualifications to conduct its business in certain jurisdictions, which could subject Sunlight to significant fines, penalties, obligations to change its business practices, capital provider, contractor and consumer remediations, increased compliance costs and other requirements resulting in increased expenses and diminished earnings. Sunlight’s involvement in any such matter also could cause significant harm to its reputation and divert management attention from the operation of its business, even if the matters are ultimately determined in Sunlight’s favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities.

In addition, a number of participants in the consumer finance industry have been the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. The current regulatory environment, increased regulatory compliance requirements and enhanced regulatory enforcement could result in significant operational and compliance costs and may prevent Sunlight from offering certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how Sunlight conducts its business and, in turn, could have a material adverse effect on Sunlight’s business or results of operations. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts Sunlight earned from the underlying activities.

In addition, from time to time, through Sunlight’s operational and compliance controls, Sunlight identifies compliance issues that require it to make operational changes and, depending on the nature of the issue and contractual obligations to its various capital providers, result in financial remediation to impacted capital providers or consumers. These self-

identified issues and voluntary remediation payments could be significant, depending on the issue and the number of capital providers, contractors or consumers impacted, and also could generate litigation or regulatory investigations that subject Sunlight to additional risk.

Sunlight is subject to federal and state consumer protection laws.

In connection with the origination of loans, Sunlight must comply with various state and federal regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to Sunlight’s business model. The complex regulatory environment of the consumer credit industry are subject to constant change and modification. While changes to statutes and promulgating new regulations may take a substantial amount of time, issuing regulatory guidance with the force of law in the form of opinions, bulletins and notices can occur quickly. Also, consumer credit regulators often initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. In addition, the laws and regulations applicable to Sunlight are subject to administrative or judicial interpretation. Some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Any ambiguity under a law or regulation to which Sunlight is subject may lead to regulatory investigations, governmental enforcement actions and private causes of action, such as class action lawsuits, with respect to Sunlight’s compliance with such laws or regulations. As a result, Sunlight is subject to a constantly evolving consumer finance regulatory environment that is difficult to predict and which may affect Sunlight’s business. The laws to which Sunlight directly or its services by contract are or may be subject to include, among others:
•state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination and unfair, deceptive or abusive business acts or practices;
•the Truth-in-Lending Act, and its implementing Regulation Z, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”), in connection with any consumer financial product or service;
•the Equal Credit Opportunity Act, and its implementing Regulation B, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law;
•the Fair Credit Reporting Act (the “FCRA”), and its implementing Regulation V, as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies;
•the Fair Debt Collection Practices Act, and its implementing Regulation F, the Telephone Consumer Protection Act, as well as state debt collection laws, all of which provide guidelines and limitations concerning the conduct of debt collectors in connection with the collection of consumer debts;
•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the California Consumer Privacy Act, which includes certain limitations on the disclosure of nonpublic personal information by financial institutions about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal consumer information, and other privacy laws and regulations;
•the Gramm Leach Bliley Act, and its implementing Regulation P, which requires financial institutions to disclose certain information to consumers about the privacy and use of their data and which imposes certain data security requirements on financial institutions;
•the rules and regulations promulgated by the Federal Deposit Insurance Corporation, the National Credit Union Administration, as well as state banking regulators;
•the Office of Foreign Assets Control, which publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted or sanctioned countries, whose assets are blocked and Sunlight is generally prohibited from dealing with;
•the Servicemembers Civil Relief Act, which allows active duty military members to suspend or postpone certain civil obligations, and prohibits certain creditor self-help remedies, including repossession, so that the military member can devote his or her full attention to military duties;

•the Military Lending Act, enacted in 2006 and implemented by the Department of Defense, which imposes a 36% cap on the “all-in” annual percentage rates charged on certain loans to active-duty members of the U.S. military, reserves and National Guard and their dependents;
•the Electronic Fund Transfer Act, and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts;
•the Telephone Consumer Protection Act, which restricts telephone solicitations and the use of automated phone equipment;
•the Electronic Signatures in Global and National Commerce Act, and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures; and
•the Bank Secrecy Act, which relates to compliance with anti-money laundering, due diligence and record-keeping policies and procedures.

While Sunlight has developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that its compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to Sunlight’s business could subject it to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, civil and criminal liability, indemnification obligations to its capital providers, loan repurchase obligations and reputational damage which may harm Sunlight’s business, results of operations and financial condition.

The consumer finance industry is highly regulated and subject to regular changes or evolution in those regulatory requirements. Changing federal, state and local laws, as well as changing regulatory enforcement policies and priorities, may negatively impact Sunlight’s business.

In connection with Sunlight’s financial services operations, Sunlight is subject to extensive regulation, supervision and examination under United States federal and state laws and regulations. Sunlight is required to comply with numerous federal, state and local laws and regulations that regulate, among other things, the manner in which Sunlight administers loans, the terms of the loans that its capital providers originate and the fees that Sunlight may charge. Any failure to comply with any of these laws or regulations could subject Sunlight to lawsuits or governmental actions or damage Sunlight’s reputation, which could materially and adversely affect Sunlight’s business. Regulators have broad discretion with respect to the interpretation, implementation and enforcement of these laws and regulations, including through enforcement actions that could subject Sunlight to civil money penalties, capital provider and consumer remediations, increased compliance costs and limits or prohibitions on Sunlight’s ability to offer certain products or services or to engage in certain activities. In addition, to the extent that Sunlight undertakes actions requiring regulatory approval or non-objection, regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on its business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over Sunlight.

Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, may affect its operating environment in substantial and unpredictable ways. In addition, numerous federal and state regulators have the authority to promulgate or change regulations that could have a similar effect on Sunlight’s operating environment. Sunlight cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon Sunlight’s business, results of operations or financial condition.

Sunlight is also subject to potential enforcement and other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. Any such actions could subject Sunlight to civil money penalties and fines, capital provider, contractor and consumer remediation, and increased compliance costs, damage its reputation and brand and limit or prohibit Sunlight’s ability to offer certain products and services or engage in certain business practices.

New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to Sunlight’s business, or reexamination of current practices, could adversely impact Sunlight’s profitability, limit its ability to continue existing or pursue new business activities, require it to change certain of its business practices or alter its relationships with contractors or capital providers, affect retention of key personnel, including management, or expose Sunlight to additional costs (including increased compliance costs and/or capital provider, contractor or consumer remediation). These changes also may require Sunlight to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect its business, results of operations and financial condition.

Sunlight’s “business to business to consumer” business model subjects Sunlight and its capital providers to potential regulatory risk and litigation based on the sales practices employed by the various contractors in Sunlight’s networks.

Loan products offered by Sunlight through Orange® are offered to the consumer customers of the various contractors in Sunlight’s contractor networks by sales people employed by or engaged as third-party service providers of such contractors. Sales of consumer loans are regulated by various federal, state and local regulators. From time to time, Sunlight and its capital providers have been included in lawsuits brought by the consumer customers of certain contractors in Sunlight’s networks citing claims based on the sales practices of these contractors. Sunlight does not view contractors in its networks as its agents for whose actions Sunlight would potentially have vicarious liability. Sunlight has processes to provide educational support to these contractors and a robust process to detect any contractor sales practices that may violate applicable law and Sunlight obtains indemnities for such claims in the program agreements between Sunlight and the contractors with whom Sunlight partners. While Sunlight has paid only minimal damages to date, Sunlight cannot be sure that a court of law would not determine that Sunlight is liable for the actions of the contractors in Sunlight’s networks or that a regulator or state attorney general’s office may hold Sunlight accountable for violations of consumer protection or other applicable laws by the contractors in selling Sunlight loans. Sunlight’s risk mitigation processes may not be sufficient to mitigate financial harm to Sunlight or its capital providers associated with violations of applicable law by its contractors or that any such contractor would or is able to make good on its indemnification obligations to Sunlight or its capital providers. Any significant finding making Sunlight liable for damages in such claims could expose Sunlight to broader liabilities, a need to adjust its distribution channels for its loan products or otherwise change its business model, and could have a material and adverse impact on Sunlight’s business prospects.

The highly regulated environment in which Sunlight’s capital providers operate could have an adverse effect on Sunlight’s business.

Sunlight and its capital providers are subject to federal and state supervision and regulation. Federal and state regulation of the banking industry, credit unions and other types of capital providers, along with tax and accounting laws, regulations, rules and standards, may limit their operations significantly and control the methods by which they conduct business and when and how they are able to deploy their capital. These requirements may constrain Sunlight’s ability to enter funding program agreements with new capital providers or the ability of its existing capital providers to continue originating loans through Sunlight’s Platform. In choosing whether and how to conduct business with Sunlight, current and prospective capital providers can be expected to take into account the legal, regulatory and supervisory regimes that apply to them, including potential changes in the application or interpretation of regulatory standards, licensing requirements or supervisory expectations. Regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts capital providers’ ability to originate loans through Sunlight’s Platform. An inability for an individual or type of capital provider to originate loans through Sunlight’s Platform could materially and adversely affect Sunlight’s ability to grow its business.

The contours of the Dodd-Frank UDAAP standard remain uncertain, and there is a risk that certain features of Sunlight’s business could be deemed to be a UDAAP.

The Dodd-Frank Act prohibits UDAAP and authorizes the Consumer Financial Protection Bureau (the “CFPB”) to enforce that prohibition. The CFPB has filed a large number of UDAAP enforcement actions against consumer lenders for practices that do not appear to violate other consumer finance statutes. There is a risk that the CFPB could determine that certain features of loans for the purchase and installation of solar systems or home improvements or the process by which Sunlight originates such loans are unfair, deceptive or abusive, which could have a material adverse effect on Sunlight’s business, financial condition and results of operations. Most states also have their own statutes designed to protect consumers from UDAAP. In addition, to federal UDAAP claims, Sunlight could also be subject to consumer litigation arising out of state UDAAP laws or state regulatory investigations alleging that Sunlight’s business practices are unfair, deceptive or abusive, which could in turn have similar material adverse effects on Sunlight’s business and financial condition.

Regulations relating to privacy, information security and data protection could increase Sunlight’s costs, affect or limit how Sunlight collects and uses personal information, and adversely affect its business opportunities.

Sunlight is subject to various privacy, information security and data protection laws, including, without limitation, requirements concerning security breach notification, and it could be negatively impacted by them. Furthermore, legislators and/or regulators are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on Sunlight’s current and planned privacy, data protection and information security-related practices; Sunlight’s collection, use, sharing, retention and safeguarding of consumer or employee information; and some of Sunlight’s current or planned business activities. This also could increase Sunlight’s costs of compliance and business operations and could reduce income from certain business initiatives.

Compliance with current or future privacy, information security and data protection laws (including those regarding security breach notification) affecting consumer or employee data to which Sunlight is subject could result in higher compliance and technology costs and could restrict Sunlight’s ability to provide certain products and services (such as products or services that involve sharing information with third parties), which could materially and adversely affect Sunlight’s profitability. Additionally, regulators may attempt to assert authority over Sunlight’s business in the area of privacy, information security and data protection or disagree with our interpretation of laws and regulations related to the foregoing areas apply to us. If Sunlight’s vendors also become subject to laws and regulations in the more stringent and expansive jurisdictions, this could result in increasing costs on Sunlight’s business.

Privacy requirements, including notice and opt-out requirements under the FCRA, are enforced by the FTC and by the CFPB (through UDAAP). State entities also may initiate actions for alleged violations of privacy or security requirements under state law. Sunlight’s failure to comply with privacy, information security and data protection laws could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions, consumer, capital providers or contractor actions and damage to Sunlight’s reputation and brand, all of which could have a material adverse effect on Sunlight’s business, financial condition and results of operations.

If Sunlight is found to be operating without having obtained necessary state or local licenses, it could adversely affect Sunlight’s business.

Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activity regarding consumer finance transactions, including, in certain circumstances facilitating and assisting such transactions. While Sunlight believes it has obtained all necessary licenses, the application of some consumer finance licensing laws to Sunlight’s loans is unclear. Further, if a governmental or enforcement agency determines that Sunlight is the “true lender” of loans originated under its bank partnership arrangement, Sunlight could be found to have violated licensing requirements of several states and other consumer protection statutes. If Sunlight is found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, it could be subject to fines, damages, injunctive relief (including required modification or discontinuation of Sunlight’s business in certain areas), criminal penalties and other penalties or consequences, including indemnification obligations to its capital providers, and the loans originated through Orange® could be rendered void or unenforceable, in whole or in part, any of which could have a material adverse effect on Sunlight’s business, financial condition and results of operations.

Sunlight may in the future be subject to federal or state regulatory inquiries regarding its business.

From time to time, in the normal course of its business, Sunlight may receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies, such as the CFPB, state attorneys general, state financial regulatory agencies and other state or federal agencies or bodies regarding its loans, including the origination and servicing of consumer loans, practices by contractors or other third parties and licensing and registration requirements. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running Sunlight’s business and could lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief and the need to obtain additional licenses that it does not currently possess. Sunlight’s involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in Sunlight’s favor, could also cause significant harm to its reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of Sunlight’s business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries Sunlight receives could be material to its business, results of operations, financial condition and cash flows and could have a material adverse effect on its business, financial condition or results of operations.

Risks Related to Ownership of Our Securities

Sunlight qualifies as an emerging growth company within the meaning of the Securities Act and takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, which may make Sunlight’s securities less attractive to investors and may make it more difficult to compare its performance to the performance of other public companies.

Sunlight qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, Sunlight is eligible for and takes advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Sunlight will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the shares of its Class A common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period and (iv) the last day of the fiscal year following November 30, 2025, the fifth anniversary of the IPO. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act so long as Sunlight remains an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Sunlight may elect not to avail itself of this exemption from new or revised accounting standards and, therefore, it may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find Class A common stock of Sunlight less attractive because it will rely on these exemptions, which may result in a less active trading market for such Class A common stock and its stock price may be more volatile. Additionally, this may make comparison of Sunlight’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Anti-takeover provisions contained in Sunlight’s governing documents and applicable laws could impair a takeover attempt.

Sunlight’s Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) and Sunlight’s bylaws afford certain rights and powers to the Sunlight board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable. Sunlight is also subject to Section 203 of the Delaware General Corporation Law and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Class A common stock, and could also affect the price that some investors are willing to pay for the Class A common stock.

The Second A&R Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

The Second A&R Charter provides that, unless Sunlight consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by applicable law and subject to applicable jurisdictional requirements, be the sole and exclusive forum for (i) any derivative action or proceeding as to which the DGCL confers jurisdiction upon the Court of Chancery, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Sunlight to Sunlight or its stockholders, (iii) any action asserting a claim against Sunlight, its directors, officers or employees arising pursuant to any provision of the DGCL, the Second A&R Charter or Sunlight’s bylaws or (iv) any action asserting a claim against Sunlight, its directors, officers or employees that is governed by the internal affairs doctrine, in each case except for such claims as to which (a) the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, (b) exclusive jurisdiction is vested in a court or forum other than the Court of Chancery or (c) the Court of Chancery does not have subject matter jurisdiction. Further, the forum selection provision is not intended to apply to claims arising under the Securities Act or the Exchange Act. The Second A&R Charter provides that, unless Sunlight consents in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States.

If any action, the subject matter of which is within the scope of the forum selection provision described in the preceding paragraph, is filed in a court other than the Court of Chancery (or, if the Court of Chancery does not have jurisdiction, another state court or a federal court located within the State of Delaware) (a “Foreign Action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum selection provision (an “Foreign Enforcement Action”) and (ii) having service of process made upon such stockholder in any such Foreign Enforcement Action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder.

Sunlight is a holding company and its sole material asset is its indirect equity interest in Sunlight Financial LLC. As a result, Sunlight is dependent upon distributions from Sunlight Financial LLC to pay taxes, make payments under the Tax Receivable Agreement, cover its corporate and other overhead expenses and pay dividends, if any, on its Common Stock.

Sunlight is a holding company, and has no material assets other than its indirect equity interest in Sunlight Financial LLC. Sunlight has no independent means of generating revenue or cash flow. To the extent Sunlight Financial LLC has available cash, taking into account available borrowings, and subject to the terms of any current or future debt instruments, the Sunlight A&R LLC Agreement requires Sunlight Financial LLC to make pro rata cash distributions to all holders of Sunlight Units, including Sunlight in an amount generally intended to allow the holders of Sunlight Units, including Sunlight, to satisfy their respective income tax liabilities with respect to their allocable share of the income of Sunlight Financial LLC, based on certain assumptions, provided that tax distributions, except in limited circumstances, will be made sufficient to allow Sunlight to satisfy its actual tax liabilities and obligations under the Tax Receivable Agreement. Sunlight expects Sunlight Financial LLC to fund such distributions out of available cash, taking into account available borrowings, and in the event that payments under the Tax Receivable Agreement are accelerated, where applicable, Sunlight generally expects to fund such accelerated payment out of the proceeds of the Change of Control (as defined in the Tax Receivable Agreement) giving rise to such acceleration. In addition, the Sunlight A&R LLC Agreement allows SL Financial Holdings Inc., as the sole managing member of Sunlight Financial LLC, to cause Sunlight Financial LLC to make non-pro rata payments to Sunlight to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the Sunlight A&R LLC Agreement. To the extent that Sunlight needs funds and Sunlight Financial LLC fails to generate sufficient cash flow to distribute funds to it or is restricted from making such distributions or payments under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, Sunlight’s liquidity and financial condition could be materially adversely affected.

Moreover, because Sunlight has no independent means of generating revenue, Sunlight’s ability to make tax payments and payments under the Tax Receivable Agreement are dependent on the ability of Sunlight Financial LLC to make distributions to Sunlight in an amount sufficient to cover Sunlight’s tax obligations and payment obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of any subsidiaries Sunlight Financial LLC may have in the future to make distributions to it. The ability of Sunlight Financial LLC, any subsidiaries and any other entity in which it may own an interest, to make such distributions is subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments of Sunlight Financial LLC and its subsidiaries, if any. To the extent that Sunlight is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

Sunlight has never paid cash dividends on its capital stock, and does not anticipate paying dividends in the foreseeable future.

Sunlight has not paid any cash dividends on its capital stock to date. Sunlight may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Sunlight board of directors and will depend on, among other things, Sunlight’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Sunlight board of directors may deem relevant. In addition, Sunlight’s ability to pay dividends is limited by covenants regarding its existing outstanding indebtedness.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, Sunlight realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

If Sunlight experiences a Change of Control (as defined in the Tax Receivable Agreement) or the Tax Receivable Agreement terminates early (at Sunlight’s election or as a result of Sunlight’s material breach thereunder), Sunlight will be required to make a payment equal to the deemed present value of the anticipated future payments to be made by it under the Tax Receivable Agreement, and such early termination payment could be substantial, depending, among other things, on the timing of such early termination. The calculation of anticipated future payments would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that Sunlight has sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any Sunlight Class EX Units outstanding on the termination date or Change of Control date, as applicable, are deemed to be redeemed on such date. In the case of termination at Sunlight’s election or as a result of Sunlight’s material breach, the termination payment would be due immediately. In the case of a Change of Control of Sunlight, Sunlight will have the option to make such early termination payment immediately upon such Change of Control or ratably over a two-year period following the Change of Control. In such situations, payments under the Tax Receivable Agreement may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.

If Sunlight experiences a Change of Control or the Tax Receivable Agreement terminates early (at Sunlight’s election or as a result of Sunlight’s material breach thereunder), Sunlight’s obligations under the Tax Receivable Agreement could have a material adverse effect on Sunlight’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control, or reduce the consideration payable to holders of shares of Class A common stock. In the event that Sunlight’s obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a Change of Control, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the Change of Control giving rise to such acceleration. However, Sunlight may be required to fund such payment from other sources, and as a result, any early termination of Sunlight’s obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and may substantially reduce the consideration payable to holders of Sunlight’s Class A common stock in connection with a Change of Control. Sunlight does not currently expect to cause an acceleration due to breach, and does not currently expect that Sunlight would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that Sunlight will be able to meet its obligations under the Tax Receivable Agreement.

Sunlight will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that Sunlight will determine, and the IRS or another tax authority may challenge all or part of the tax basis increases upon which the payments under the Tax Receivable Agreement are based, as well as other related tax positions Sunlight takes, and a court could sustain such challenge. The TRA Holders will not reimburse Sunlight for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any such TRA Holders will be netted against future payments that would otherwise be made to such TRA Holders, if any, after Sunlight’s determination of such excess (which determination may be made a number of years following the initial payment and after future payments have been made). As a result, in such circumstances, Sunlight could make payments that are greater than its actual cash tax savings, if any, and may not be able to recoup those payments, which could materially adversely affect its liquidity.

In certain circumstances, Sunlight Financial LLC will be required to make tax distributions to holders of Sunlight Units, including Sunlight, and such tax distributions may be substantial. To the extent Sunlight receives tax distributions in excess of its actual tax liabilities and retains such excess cash, holders of Sunlight Class EX Units would benefit from such accumulated cash balances if they exercise their redemption right.

Pursuant to the Sunlight A&R LLC Agreement, to the extent Sunlight Financial LLC has available cash (taking into account Sunlight Financial LLC’s borrowing capacity), Sunlight Financial LLC will generally be required to make pro rata distributions (which we refer to as “tax distributions”), to all holders of Sunlight Units, including Sunlight, in an amount generally intended to allow holders of Sunlight Units, including Sunlight, to satisfy their respective income tax liabilities with respect to their allocable share of the income of Sunlight Financial LLC, based on certain assumptions and conventions, provided that tax distributions will be made, except in limited circumstances, sufficient to allow Sunlight to satisfy its actual tax liabilities and obligations under the Tax Receivable Agreement. The amount of such tax distributions will be determined based on certain assumptions, including an assumed individual income tax rate (unless the corporate tax rate is higher), and will be calculated after taking into account other distributions (including prior tax distributions) made by Sunlight Financial LLC. Because tax distributions will be made pro rata based on ownership and due to, among other items, differences between the tax rates applicable to Sunlight and the assumed individual income tax rate used in the calculation and requirements under the applicable tax rules that Sunlight Financial LLC’s net taxable income be allocated disproportionately to its unitholders in certain circumstances, tax distributions may significantly exceed the actual tax liability for many of the holders of Sunlight Units, including Sunlight. If Sunlight retains the excess cash it receives, the holders of Sunlight Class EX Units would benefit from any value attributable to such accumulated cash balances as a result of their exercise of the Redemption Right (as defined in the Sunlight A&R LLC Agreement). However, Sunlight expects to take other steps to eliminate any material cash balances. In addition, the tax distributions Sunlight Financial LLC will be required to make may be substantial and may exceed the tax liabilities that would be owed by a similarly situated corporate taxpayer. Funds used by Sunlight Financial LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business, except to the extent Sunlight uses the excess cash it receives to reinvest in Sunlight Financial LLC for additional Sunlight Units. In addition, because cash available for additional tax distributions is determined by taking into account the ability of Sunlight Financial LLC and any subsidiaries to incur additional borrowing, Sunlight Financial LLC may be required to increase its indebtedness in order to fund additional tax distributions. Such additional borrowing may adversely affect Sunlight Financial LLC’s financial condition and business operations by, without limitation, limiting Sunlight Financial LLC’s ability to borrow in the future for other purposes, such as capital expenditures, and increasing Sunlight Financial LLC’s interest expense and leverage ratios.

General Risk Factors

The loss of one or more members of Sunlight’s senior management or key employees may adversely affect its ability to implement its strategy.

Sunlight depends on its experienced management team and the loss of one or more key executives, including Sunlight’s Chief Executive Officer or Chief Financial Officer, could have a negative impact on its business. Sunlight also depends on its ability to retain and motivate key employees and to attract qualified new employees.

Sunlight may be unable to replace key members of its management team or key employees if such individuals elect to leave Sunlight. An inability to attract and retain sufficient managerial personnel who have industry experience and relationships could limit or delay Sunlight’s strategic efforts, which could have a material adverse effect on its business, results of operations and financial condition.

Sunlight’s insurance for certain indemnity obligations to its officers and directors may be inadequate, and potential claims could materially and negatively impact Sunlight’s financial condition and results of operations.

Pursuant to Sunlight’s Certificate of Formation, the Sunlight A&R LLC Agreement and certain indemnification agreements, among various other agreements, Sunlight indemnifies its officers and directors for certain liabilities that may arise in the course of their service to Sunlight. Although Sunlight currently maintains director and officer liability insurance for certain potential third-party claims for which it is legally or financially unable to indemnify them, such insurance may be inadequate to cover certain claims, or may prove prohibitively costly to maintain in the future. If Sunlight were required to pay a significant amount on account of such liabilities, its business, financial condition and results of operations could be materially harmed.

If assumptions or estimates Sunlight uses in preparing its financial statements are incorrect or are required to change, Sunlight’s reported results of operations, liquidity and financial condition may be adversely affected.

Sunlight is required to make various assumptions and estimates in preparing its financial statements under GAAP, including for purposes of determining finance charge reversals, share-based compensation, asset impairment, reserves related to litigation and other legal matters, and other regulatory exposures and the amounts recorded for certain contractual payments to be paid to, or received from, Sunlight’s counterparties and others under contractual arrangements. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving fair value measurements. If the assumptions or estimates underlying Sunlight’s financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, which could have a material adverse effect on Sunlight’s business.

Future changes in financial accounting standards may significantly change Sunlight’s reported results of operations.

GAAP is subject to standard setting or interpretation by the Financial Accounting Standards Board, the PCAOB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on Sunlight’s reported financial results and could affect the reporting of transactions completed before the announcement of a change.

Additionally, Sunlight’s assumptions, estimates and judgments related to complex accounting matters could significantly affect its financial results. GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to its business, including, without limitation, revenue recognition, finance charge reversals and share-based compensation, are highly complex and involve subjective assumptions, estimates and judgments by Sunlight. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by Sunlight could require Sunlight to make changes to its accounting systems that could increase its operating costs and significantly change its reported or expected financial performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any of our equity securities during the nine months ended September 30, 2021 that were not registered under the Securities Act.

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of our common stock during the quarter ended September 30, 2021:

Periods	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Programs
July 1 to July 31, 2021	1,535,941	$9.46	—	—
August 1 to August 31, 2021	10,644	5.45	—	—
September 1 to September 30, 2021	5,822	5.31	—	—
Total for Quarter Ended September 30, 2021	1,552,407	9.42	—	—
(1) Represents shares withheld by the Company upon vesting of restricted stock to pay taxes due. The Company does not currently have a publicly announced share repurchase plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1**
Second Amended and Restated Certificate of Incorporation of Sunlight Financial Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the Commission on July 15, 2021).

3.2**
Amended and Restated Bylaws of Sunlight Financial Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the Commission on July 15, 2021).

3.3**
Fifth Amended and Restated Limited Liability Company Agreement of Sunlight Financial LLC (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021).

4.1**
Warrant Agreement, dated November 24, 2020, between Spartan and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Spartan’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020).

4.2**
Warrant to Purchase Units, dated February 27, 2021 between Sunlight Financial LLC and Tech Capital LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021).

4.3**
Amendment No. 1 to Warrant to Purchase Units, dated July 8, 2021 between Sunlight Financial and Tech Capital LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021).

10.1** †
Sunlight Financial Holdings Inc.’s 2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-259935), filed with the SEC on October 10, 2021).

10.2** †
Sunlight Financial Holdings Inc.’s Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-259935), filed with the SEC on October 10, 2021).

10.3**	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to Spartan’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on January 25. 2021).
10.4**
Form of Lock-Up Agreement for large shareholders (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Spartan’s Registration Statement on Form S-4 (Reg. No. 333-254589), filed with the SEC on June 1, 2021).

10.5**
Form of Lock-Up Agreement for small shareholders (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Spartan’s Registration Statement on Form S-4 (Reg. No. 333-254589), filed with the SEC on June 1, 2021).

10.6**
Form of Lock-Up Agreement for Sunlight Executives (incorporated by reference to Amendment No. 2 to Spartan’s Registration Statement on Form S-4 (Reg. No. 333-254589), filed with the SEC on June 1, 2021).

10.7**
Tax Receivable Agreement by and among the Company, the TRA Holders and the Agent (incorporated by reference to Exhibit 10.13 to the Company’s Current Report Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021.

10.8**
Investor Rights Agreement, dated July 9, 2021, by and among the Company, and certain stockholders and equityholders of the Company (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021).

10.9** †	Form of Employment Agreement (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).
10.10*†	Employment Agreement, effective as of July 9, 2021, by and between Sunlight Financial Holdings Inc. and Matthew Potere.
10.11*†	Employment Agreement, effective as of July 9, 2021, by and between Sunlight Financial Holdings Inc. and Barry Edinburg.
10.12*†	Employment Agreement, effective as of July 9, 2021, by and between Sunlight Financial Holdings Inc. and Timothy Parsons.
10.13**
Form of Restrictive Covenants Agreement (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.14*	Form of Indemnity Agreement for Sunlight Executives
10.15**	Form of Day 1 RSU Agreement (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).
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

32.1*	Certification of Chief Executive Officer of Sunlight Financial Holdings Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of Sunlight Financial Holdings Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101	The following materials from Sunlight Financial Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Incorporated by reference to prior filing.
†    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SUNLIGHT FINANCIAL HOLDINGS INC.

By:	/s/ Matthew Potere
Matthew Potere
Chief Executive Officer
(Principal Executive Officer)
November 15, 2021

By:	/s/ Barry Edinburg
Barry Edinburg
Chief Financial Officer
(Principal Financial Officer)
November 15, 2021