Form 10-Q/A
period 2021-09-30
Sunlight Financial Holdings Inc.
filed 2021-11-19
CIK 1821850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q/A (Amendment No. 1)
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

EXPLANATORY NOTE
Sunlight Financial Holdings Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Securities and Exchange Commission on November 15, 2021 (the “Original 10-Q”), for the purpose of filing exhibits listed in, but inadvertently omitted from, the Original 10-Q.

The Amendment does not reflect events occurring after the date of the filing of the Original 10-Q or modify or update any of the other disclosures contained therein in any way.
ii

SUNLIGHT FINANCIAL HOLDINGS INC.
FORM 10-Q

iii

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
November 18, 2021

By:	/s/ Barry Edinburg
Barry Edinburg
Chief Financial Officer
(Principal Financial Officer)
November 18, 2021