Form 10-K
period 2021-12-31
Sunlight Financial Holdings Inc.
filed 2022-03-29
CIK 1821850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to________________
Commission File Number:	001-39739

Sunlight Financial Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware		85-2599566
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

101 North Tryon Street, Suite 1000, Charlotte, NC		28246
(Address of principal executive offices)		(Zip Code)

(888) 315-0822
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Class A Common Stock, par value $0.0001 per share	SUNL	New York Stock Exchange
Warrants, each whole warrant is exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	SUNL.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☐    Accelerated filer    ☐
Non-accelerated filer    ☒    Smaller reporting company    ☒    Emerging growth company    ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock of the registrant held by non-affiliates as of June 30, 2021, was approximately $344.7 million. As of March 22, 2022, 84,803,687 shares of Class A Common stock, $0.0001 par value, and 47,595,455 shares of Class C common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information from certain portions of the registrant’s definitive proxy statement relating to the registrant’s 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2021.
ii

SUNLIGHT FINANCIAL HOLDINGS INC.
FORM 10-K

Part I

Item 1. Business

Overview

Sunlight Financial Holdings Inc. (“Sunlight”) is a business-to-business-to-consumer, technology-enabled point-of-sale (“POS”) financing platform that provides residential solar and home improvement contractors the ability to offer seamless POS financing to their customers when purchasing residential solar systems or other home improvements. The resulting loans are funded by Sunlight’s network of capital providers who, by partnering with Sunlight, gain access to a difficult-to-reach loan market, best-in-class consumer credit underwriting, and attractive risk adjusted returns. These loans are facilitated by Sunlight’s proprietary technology platform, Orange® (“Orange®” or the “Platform”), through which Sunlight offers instant credit decisions to homeowners nationwide at the POS on behalf of Sunlight’s various capital providers. Since Sunlight’s founding in 2014 through December 31, 2021, Sunlight has facilitated over $6.1 billion of loans through the Sunlight Platform in partnership with its contractor relationships.

Sunlight’s success is fueled by its strong and intentional culture based on core values such as honesty, fairness, and scrappiness. Sunlight’s culture encourages Sunlight teammates to work collaboratively with Sunlight’s contractor and capital provider partners, and the consumers they serve, to find the right result to business challenges and to deliver white-glove service. Also core to Sunlight’s values is a passion for Sunlight’s business and the societal benefits that the business funds. To date, Sunlight has facilitated loans to more than 164,816 homeowners who, as a result, have had the opportunity to save money on their utility bills and choose renewable energy over carbon-producing traditional sources of power. As of December 31, 2021, residential solar systems and energy-efficient home improvement products, facilitated through Sunlight financings since May 2016, have eliminated an estimated 27.8 million metric tons of carbon dioxide from the atmosphere. Sunlight has also executed the United Nations Climate Neutral Now Pledge, and its business was certified as carbon neutral for its fiscal year ending December 31, 2020 and is in the process of performing the required review to obtain certification for its fiscal year 2021. Sunlight will continue to pursue certification for carbon neutrality in the future.

Sunlight’s core business is facilitating loans made by Sunlight’s various capital providers to the consumer customers of residential solar contractors. Sales of Sunlight-facilitated loan products are made by contractors in the context of selling residential solar systems to consumers, allowing homeowners to go solar with no money down, and in most cases, immediately saving money on their utility bills and often saving a significant amount of money over the life of their solar system. While only approximately 20% of residential solar system sales were financed with solar loans in 2015, an estimated 63% of residential solar loan sales were financed with solar loans in 2020. Solar loans made to finance residential solar systems through Sunlight’s Platform are made exclusively to homeowners. Sunlight believes that homeowners generally have better credit characteristics than other consumer groups. As of December 31, 2021, the average FICO score of all solar borrowers financed through Sunlight’s Platform is 746. Both the generally strong credit profile of solar loan borrowers and attractive risk-adjusted returns on solar loans to capital providers have enabled Sunlight to build a diversified network of capital providers to fund the solar loans facilitated by Sunlight’s Platform.

Loan providers in the residential solar industry compete primarily on process (customer and contractor experience), pricing, and products. Orange® offers contractors robust tools to sell more solar systems and home improvements and homeowners a fast, fully-digital and frictionless experience. Because Sunlight has diverse funding sources, Sunlight is able to offer a large suite of competitive loan products that include multiple loan structures and combinations of interest rates and tenors.

Sunlight’s Technology-Enabled POS Financing Platform and Loan Facilitation

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

Relationships with Contractors

Sunlight’s expansive network of residential solar system installers and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which Sunlight builds funded loan volume and earns platform fees. The ability to finance residential solar systems on terms that often create immediate savings for homeowners on their utility bills and typically significant lifetime savings has materially contributed to the strong growth in the number of residential solar systems installed in the United States over the last five years. Sunlight attracts and builds strong relationships with residential solar system contractors of all sizes in key solar markets by prioritizing innovations in Orange® and providing services that assist the contractors in growing their own businesses. Sunlight’s team of business development and relationship management professionals provides hands-on support to these contractors. Sunlight believes that innovations such as prequalification capabilities, easy and secure document upload features, reliable next day funding and Sunlight’s short-term capital advance program (as described more fully below), amongst other innovations, both attract new contractors to Sunlight’s network and build loyalty and deepen Sunlight’s existing contractor relationships. In addition, Sunlight’s diverse set of capital providers enables Sunlight to offer its network of contractors a wide array of loan products that vary as to structure, interest rate and tenor, and thereby permits Sunlight’s network of contractors to offer the products that best serve their markets, and all at competitive pricing. These benefits to Sunlight’s existing network of contractors translate to deeper penetration of the contractors’ sales, which is an important contributor to the growth of Sunlight’s market share and revenue.

Relationships with Capital Providers

Sunlight’s business model is dependent on its ability to connect its capital providers, who wish to build a portfolio of residential solar system or other home improvement loans, to the homeowner customers of the contractors in Sunlight’s distribution network, who wish to finance the purchase of a residential solar system or other home improvements. Sunlight earns a platform fee on each solar and home improvement loan facilitated through Orange®. The platform fee is generally equal to the difference, or the margin, between (i) the dealer fee that Sunlight charges to contractors for access to Orange® and for making the various Sunlight-offered loan products available to such contractors and (ii) the capital provider discount charged by the relevant capital provider either funding or purchasing the loan in the direct and indirect channels, respectively (as described below). Sunlight’s business is therefore heavily dependent upon the availability of capital on attractive economic terms. Sunlight believes that it offers capital providers an attractive value proposition due to its industry-leading consumer credit underwriting, the attractive risk-adjusted returns that Sunlight’s capital providers earn relative to other asset classes, the access that the Platform provides to a unique and growing asset class that may reduce volatility in the ability to deploy capital, and the ability to access new customers for very little cost.

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

In the indirect channel, Sunlight’s allocation engine directs that certain solar and home improvement loans be funded on the balance sheet of Sunlight’s intermediary bank partner. These loans are aggregated, pooled and sold to indirect channel capital providers that cannot, or do not wish to, directly originate solar loans. The indirect channel capital provider relationship allows Sunlight to access a broader range of capital, which may include, among others, credit funds, insurance companies and pension funds. Indirect channel capital providers present a unique opportunity for Sunlight to access high quality and significant sources of funding that are diverse from traditional depository sources.

Sunlight’s Products

Sunlight-Facilitated Solar Loans. Sunlight facilitates a broad range of solar loan products, varying as to structure, tenor and interest rate, which are focused on differing contractor and consumer objectives and market dictates. Sunlight facilitates solar loan products structured to support the financing of residential solar systems as well as to meet other homeowner demands such as loans to:

•    finance the acquisition of a solar battery to be retrofit to an existing homeowner solar system;
•    provide financing for a residential solar system plus a new roof in the same loan as is often required to support the addition of the solar panels;
•    finance solar in addition to other forms of home improvement projects; and
•    finance solar roof products (solar roof tiles).

Sunlight’s solar loan products are secured and fixed rate, closed-end term loans. Specific terms are developed to address homeowner financing needs, amongst other factors as discussed below, and include tenors between 5 and 25 years with interest rates per annum ranging from 0.00% to 8.49%. Not all tenors are offered at each available interest rate and not all solar loan structures are offered at all tenors. For a solar loan, minimum principal amounts are generally $10,000 and maximum principal amounts are $100,000, all subject to qualification requirements. In 2021, Sunlight launched Solar Maxx® and HI Maxx®, a suite of non-prime solar and home improvement products which expand Sunlight’s offerings across the credit spectrum, thereby further improving the value proposition for contractors and allowing greater access to solar and home improvement loans.

Sunlight-Facilitated Home Improvement Loans. Home improvement loans facilitated by Sunlight through Orange® are unsecured, closed-end term loans. The structures applicable to loan products in the home improvement space tend to be more varied. Consumer demand includes payment structures that include delays in the start of payment obligations, periods of interest only payments, periods of principal only payments as well as straight-line amortizing fixed rate loans. Sunlight has developed a full range of loan products including different tenors that range from 2 to 15 years. Home improvement loans are often significantly smaller than solar loans with a minimum loan balance of $500 but can also be as large as $100,000. During the year ended December 31, 2021, interest rates on Sunlight-facilitated home improvement loan products ranged up to 22.50%. Similar to Sunlight-facilitated solar loans, Sunlight-facilitated home improvement loans offered through Orange® are determined by consumer demand, terms requested by Sunlight’s contractors (which may also be driven by the dealer fee charged to a contractor for a given loan product), availability of attractively-priced funding from Sunlight’s capital providers, the attractiveness of a given loan product measured by the production of related loan volume, the interest rate environment and other market factors and the regulatory and risk management concerns of Sunlight and its capital providers amongst other considerations. Sunlight home improvement loan products made up less than 10.0% of Sunlight’s funded loans and less than 6.0% of its revenue in fiscal year 2021.

Seasonality

The residential solar and home improvement markets are subject to seasonality primarily related to weather and other industry factors, which typically causes fluctuations in Sunlight’s operating results and can cause Sunlight’s future performance to be difficult to predict. Sunlight has experienced seasonal and quarterly fluctuations in the past and expects to experience such fluctuations in the future. Sunlight’s contractors generally experience higher sales in the second and third quarters of each year. Given the timeline between a solar system or home improvement sale and when a loan to finance such project is funded, this generally results in higher funded volumes for Sunlight, on a relative basis, in the third and fourth quarters of each year, however, Sunlight believes that the increasing impacts of climate change could make the seasonality in Sunlight’s business less predictable. Sunlight further believes that the seasonality in credit applications and funded volume that it experiences in its business is consistent with others that compete in the same markets.

Competition

Competition for Sunlight occurs at two levels: (i) competition to acquire and maintain contractor relationships; and (ii) competition to acquire high quality capital to fund loans, in each case on economic terms favorable to Sunlight.

Competition to obtain contractor relationships is significant. Contractors generally do not enter exclusive relationships with residential solar loan providers and Sunlight’s agreements with its network of contractors generally do not provide for exclusive relationships. However, Sunlight believes that its large array of loan products and flexibility in offering new and additional products, easy-to-use technology-enabled POS financing platform, which provides instant credit decisions and continuing innovation in Orange® and services that support growth in the businesses of its existing network of contractors, attract new contractors and build contractor loyalty.

In addition, the solar system and home improvement loan markets are relatively fragmented. Facilitating the aggregation of loan volume from these markets is a highly competitive sector of these broader industries. Sunlight faces competition from a diverse landscape of consumer lenders, including traditional banks, credit unions, and specialized solar system lenders and lease providers. Sunlight’s competitors source capital from a mix of alternative sources, including depository capital and/or other alternatives that rely on the capital markets. Sunlight has successfully added capital providers and grown commitments from existing capital providers since inception, and has consistently diversified its capital provider base to ensure that it has sufficient capital to fund the demand for Sunlight-facilitated loans and to offer an evolving competitive mix of loan products to meet contractor and consumer demand.

Intellectual Property

Sunlight seeks to protect its intellectual property by relying on a combination of federal, state, and common law rights in the United States, as well as on contractual measures. Sunlight protects its trademarks throughout the United States by making applicable trademark filings and further protects is trademarks and trade secrets via contractual provisions clearly establishing rights of use and Sunlight’s ability to terminate those rights, robust confidentiality provisions and other similar agreements. Sunlight also places appropriate restrictions on its proprietary information to control access and prevent unauthorized disclosures, a key part of its broader risk management strategy.

Sunlight currently maintains 11 trademarks and has five pending applications for registration with the United States Patent and Trademark Office including, among others, registration of its name, “Sunlight Financial,” “Orange®,” Sunlight’s logo and other trade names for loan products or innovations developed and offered by Sunlight. In addition, Sunlight has filed two provisional process method patent applications.

Regulation

Sunlight’s operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which Sunlight is subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. Sunlight, in conjunction with outside advisors and counsel, seeks to manage its business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to Sunlight’s activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict Sunlight’s ability to conduct its business activities in the manner in which they are now conducted. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect Sunlight’s business and its financial condition and results of operations.

Employees and Human Capital Management

Human Capital. At December 31, 2021, Sunlight employed 216 employees, including 214 full-time employees, in its Charlotte, North Carolina and New York, New York offices as compared to 190 employees, including 188 full-time employees, at December 31, 2020.

Sunlight believes its employees are among its most important resources and are critical to its continued success. Sunlight focuses significant attention on attracting and retaining talented and experienced individuals to manage and support its operations, and Sunlight’s management team routinely reviews employee turnover rates at various levels of the organization. Sunlight pays its employees competitively and offers a broad range of company-paid benefits, which Sunlight believes are competitive with others in our industry.

Diversity, Equity and Inclusion. Sunlight is committed to hiring, developing and supporting a diverse, equitable, and inclusive workplace. Sunlight’s management teams and all of its employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of Sunlight’s employees must adhere to a code of business conduct and ethics that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting, and stopping any type of unlawful discrimination or other unlawful behavior. In addition, Sunlight recently adopted a Diversity, Equity and Inclusion Policy (the “DEI Policy”) that seeks to promote diversity, equity, and inclusion in Sunlight’s culture by, among other things, challenging norms and ferreting out any systemic inequities in its policies, procedures, and practices, and commits Sunlight to using quantitative assessments to measure progress, transparency, and practices that attract and retain diverse leadership.

Business Combination

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

For the periods prior to the Business Combination, Sunlight presents the results of operations for Sunlight Financial LLC and its consolidated subsidiary (the “Predecessor”), which does not include the results of operations for Spartan. For the periods after the Business Combination, Sunlight presents the results of operations for Sunlight Financial Holdings Inc. and its consolidated subsidiaries, including Sunlight Financial LLC, (the “Successor”). The year ended December 31, 2021 (the “Combined Annual Period”) includes the results of operations for the Successor during the period of July 10, 2021 through December 31, 2021 (the “Successor Period”) and the results of operation for the Predecessor during the period January 1, 2021 through July 9, 2021 (the “Predecessor Annual Period”).

Corporate Governance and Internet Address; Where Readers Can Find Additional Information

Sunlight files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). These filings are available over the internet at the SEC’s website at http://www.sec.gov.

Sunlight’s principal Internet address is https://sunlightfinancial.com. Sunlight makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) available through its website under “Investors,” free of charge, as soon as reasonably practicable after Sunlight electronically files such material with, or furnishes it to, the SEC.

Sunlight provides information about its business and financial performance, including an overview of the company, on its website. Additionally, Sunlight webcasts its earnings calls and certain events in which it participates with members of the investment community on the Investors portion of its website. Further corporate governance information, including our code of business conduct and ethics, corporate governance guidelines, and board committee charters, is also available on Sunlight’s website. The content of Sunlight’s website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document Sunlight files with the SEC, and any references to Sunlight’s website are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

The following risk factors apply to our business and operations. These risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of our business. You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K, including matters addressed in the section entitled “Cautionary Statements and Risk Factor Summary.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and notes to the financial statements included herein.

Summary of Principal Risks Associated with Sunlight’s Business

•Sunlight has incurred net losses in the past, and Sunlight may be unable to sustain profitability in the future.
•The ongoing COVID-19 pandemic and other health epidemics and outbreaks could adversely affect Sunlight’s business, results of operations and financial condition.
•Worsening economic conditions from the continued spread and impact of COVID-19, a rising rate of inflation, or other potential causes of economic distress could materially and adversely impact Sunlight’s business, cash flows, financial condition and results of operations.
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
•The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results.
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
•Sunlight’s revenue is impacted, to a significant extent, by the general economy, including supply chain disruptions, and the financial performance of its capital providers and contractors.
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

Sunlight commenced operations as a “start-up” in 2015 and incurred net losses while developing its business, and may incur net losses in the future. These historical net losses were due to a number of factors, including incurring expenses to fund the development of Sunlight’s technology and the build out of its operational capacities (including, in 2018, as associated with the start of Sunlight’s home improvement line of business), obtaining financing and taking other actions associated with scaling a business generally, and lower revenues as Sunlight created its distribution channels through contractor relationships and funding networks for a diverse set of loan products. Sunlight expects to continue to incur substantial expenses as Sunlight expands its loan product offerings and operations and implements additional technology innovations and infrastructure to support its growth. In addition, as a public company, Sunlight will incur significant additional legal, accounting and other expenses that it did not incur as a private company. Sunlight can provide no assurance that its revenue will grow rapidly enough to absorb these expenses or other costs that it may incur. Sunlight’s ability to sustain profitability in both the short term and long term depends on a number of factors, across both its residential energy solar systems (“solar systems”) line of business and its line of business related to home improvements, such as roofing, siding, windows, doors, HVAC systems and insulation (collectively, referred to as “home improvements”), including:
•Sunlight’s ability to maintain its margins by stabilizing or lowering its cost of capital with its existing funding partners and/or by engaging new capital providers on favorable economic terms to Sunlight;
•facilitating increased funded volumes through its existing contractor distribution channels and by adding additional contractors to the network of contractors selling Sunlight’s loan products;
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

The ongoing novel coronavirus (“COVID-19”) pandemic and other health epidemics and outbreaks, including the rise of variants of COVID-19, could adversely affect Sunlight’s business, results of operations and financial condition.

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

In response to the COVID-19 pandemic, Sunlight and its contractors have modified certain business and workforce practices (including those related to solar system sales, installation and servicing solar systems and employee work locations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities in the markets in which Sunlight offers loan products. Such modifications on the solar systems side, including converting to a technology-based sales model, have largely allowed contractors offering Sunlight loan products to continue to sell and install solar systems and, accordingly, for Sunlight to continue to offer related loans. However, in 2021, the residential solar and home improvement industries saw a slow-down in installations and project completions associated, Sunlight believes, with supply chain issues whereby needed components or other goods required by contractors to complete projects were either unavailable or took longer to obtain than originally anticipated. Additionally, in the second half of 2021, access to trained workers became more limited and further slowed the installation and build processes and, in the residential solar industry, the ability to connect residential solar systems to local power grids on a timely basis. These challenges have caused a slow-down in Sunlight contractor partners’ ability to install systems and, in some instances, the cancellation of installations by their homeowner customers. The slow-down of installations of solar systems or other home improvements or the cancellations of projects translates to a delay in funded loans and Sunlight’s ability to earn an associated platform fee. If the COVID-19 pandemic or other health epidemic or outbreaks are significantly prolonged, or more stringent health and safety guidelines are adopted, Sunlight and its solar systems contractors’ ability to continue selling and installing solar systems and home improvements may be adversely impacted, which could have a corresponding adverse impact on solar system and home improvement credit applications for Sunlight loans and Sunlight funded loans and could have a material adverse effect on Sunlight’s business, cash flows, liquidity, financial condition and results of operations.

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

Worsening economic conditions from the continued spread and impact of COVID-19, a rising rate of inflation, or other potential causes of economic distress could materially and adversely impact Sunlight’s business, cash flows, financial condition and results of operations.

The effects of the economic downturn associated with the COVID-19 pandemic, and other economic factors, has resulted in a significant increase in the rate of inflation, rising interest rates, and may increase unemployment, all of which could reduce consumer credit ratings and credit availability, which may adversely affect Sunlight’s ability to facilitate new loans as forecasted and/or that are of the credit quality desired by Sunlight’s capital providers. Such an outcome could cause Sunlight’s capital providers to adjust pricing to account for an increasing cost of funds to such capital provider and increased credit risk in a down economy and thereby erode Sunlight’s margins and negatively impact Sunlight’s future financial performance and the price of the Sunlight’s Class A Common Stock. Increased pricing by Sunlight’s capital providers may also mean that Sunlight must raise the interest rate paid by homeowners who elect to finance their residential solar system with a loan offered by Sunlight. Increased interest rates on residential solar loans may mean reduced savings to homeowners on their utility bills and over the life of the system, which could negatively impact demand for residential solar systems and therefor Sunlight solar loans. As well, in the event unemployment increases, this potential reduction in demand could be exacerbated. Both margin compression and/or reduction in demand for residential solar systems could have a material and adverse impact on the financial results of the Company.

If market demand for residential solar systems generally does not continue to develop as anticipated by Sunlight or takes longer to develop than Sunlight anticipates, Sunlight may not be able to originate loans for the purchase and installation of solar systems at the rate anticipated, which may have an adverse impact on the financial results of the Company.

The solar systems market is at a relatively early stage of development. If market demand for solar systems fails to continue to develop sufficiently or takes longer to develop than Sunlight anticipates, Sunlight may be unable to facilitate the origination of loans for the purchase and installation of solar systems to grow its business at the rate Sunlight anticipates.

Many factors may affect the demand for solar systems, including the following:

•monthly and/or lifetime savings potential of purchasing and using a solar system, which is associated with the availability of (i) residential solar support programs, including government targets, subsidies, incentives in the form of tax credits, grants or similar programs, renewable portfolio standards and residential net metering rules and (ii) cost efficient equipment and solar loans on terms favorable to the consumers;
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

In addition, Sunlight’s current and planned operations, information technology and other systems and procedures might be inadequate to support its future growth and may require Sunlight to make additional unanticipated investments in its infrastructure. Sunlight’s success and ability to further scale its business will depend, in part, on its ability to manage these changes in a cost-effective and efficient manner. As well, Sunlight’s success is dependent upon its ability to attract and retain qualified employees in a difficult employment market. If Sunlight is not able to attract and retain appropriately qualified talent, Sunlight’s ability to further scale its business in conformity with its business plan could be adversely impacted.

If Sunlight cannot manage its operations to meet the demands of its growth, Sunlight may be unable to meet market expectations regarding growth, opportunity and financial targets, take advantage of market opportunities, execute its business strategies successfully or respond to competitive pressures. This could also result in declines in the attractiveness or quality of the lending options that Sunlight provides, declines in consumer satisfaction, weakening of Sunlight’s relationships with its network of contractors, increased operational costs or lower margins on loans Sunlight facilitates or other operational difficulties. Any failure to effectively manage Sunlight’s operations and growth could adversely impact its reputation, business, financial condition, cash flows and results of operations.

During the period from December 31, 2020 to December 31, 2021, Sunlight funded approximately 15.0% of its total solar system loan volume and, during the period from December 31, 2020 to December 31, 2021, 98.2% of its home improvement loan volume through a bank partnership arrangement. Pursuant to the terms of that arrangement, Sunlight must arrange for the sale of the loans to a third party within 180 days from origination for solar system loans and, beginning on August 1, 2021, for certain home improvement loans that have been on its bank partner’s balance sheet for greater than 12 months, subject to certain exceptions. If Sunlight is not able to arrange these sales, Sunlight may be required to purchase all or a portion of these loans, which could have a material adverse impact on Sunlight’s liquidity and financial condition and Sunlight’s stock price. Sunlight is also required to purchase solar system loans funded through its bank partnership arrangement if those loans are charged off and home improvement loans funded through its bank partner if those loans are more than 60 days delinquent. A significant downturn in the performance of Sunlight-facilitated loans that are originated by Sunlight’s bank partner could have a material adverse impact on Sunlight’s liquidity and financial condition.

Currently a portion of solar system loans originated through Sunlight’s Platform and all home improvement loans originated through Sunlight’s Platform are funded by Sunlight’s bank partnership arrangement whereby loans are originated by Sunlight’s bank partner but held for sale to a third party. The terms of Sunlight’s bank partnership arrangement provide that such sales must occur within a certain period of time, subject to certain exceptions (180 days from origination for solar system loans and, with respect to certain home improvement loans that have been on its bank partner’s balance sheet for greater than 12 months, beginning on August 1, 2021). While Sunlight has not been required to date to purchase solar system loans from its bank partner due to the expiration of Sunlight’s bank partner’s agreed hold period, Sunlight cannot be certain that fluctuations in the credit markets or other market, regulatory or business factors will not impede Sunlight’s ability to source such third-party purchasers in the future, which could result in Sunlight being required to purchase all or part of unsold solar system loans. Sunlight’s arrangements with its bank partner also require that Sunlight purchase solar loans when subject to charge-off by Sunlight’s bank partner, and with respect to home improvement, any loan that becomes 60 days delinquent. For the year ended December 31, 2020, Sunlight repurchased, and wrote off, 49 loans from its bank partner, totaling $1.1 million, associated with the repurchase obligation concerning charge-offs and delinquencies. For the year ended December 31, 2021, Sunlight repurchased, and wrote off, 60 loans from its bank partner, totaling $1.3 million associated with the repurchase obligation concerning charge-offs and delinquencies. Sunlight acts as the administrator for its bank partner’s portfolio of Sunlight-facilitated loans, and Sunlight has access to comprehensive daily reporting regarding those loans, which allows it to track the status of loans, including days from origination, and monitors the performance of those loans on a loan-level basis.

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

Sunlight initiated its home improvement business in 2019 and its bank partner has originated approximately $278.5 million in home improvement loans through December 31, 2021. In February 2021, Sunlight entered into an indirect funding program agreement with a capital provider for the purchase of up to $400 million in home improvement loans from Sunlight’s bank partnership arrangement over an 18-month period. The foregoing agreement currently represents the sole commitment for the purchase of home improvement loans from Sunlight’s bank partnership arrangement and will require periodic extension. Additionally, in the fourth quarter of fiscal year 2021, Sunlight entered into a direct funding agreement with a capital provider for the purchase of home improvement loans. Based on market changes and shifts in credit appetite, Sunlight cannot predict whether its indirect capital provider for home improvement loans will elect to continue its commitment in the future or whether Sunlight will be able to establish alternative direct funding relationships. In addition, Sunlight’s indirect home improvement loan funding program agreement contains covenants and agreements related to the origination of such loans and Sunlight’s financial condition similar to those described in the above paragraph with respect to program agreements for the purchase of solar system loans. If Sunlight’s existing indirect home improvement loan capital provider terminates its relationship with Sunlight and Sunlight is unable to procure alternative agreements with new third-party purchaser(s) of home improvement loans in a timely manner and on acceptable terms, or at all, or Sunlight is unable to procure alternative direct funding sources for its home improvement loans, then, Sunlight may be required to purchase any home improvement loans (with certain exceptions) that have been on its bank partner’s balance sheet for greater than 12 months, which could materially and adversely affect Sunlight’s liquidity and financial condition.

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

Additionally, Sunlight’s current corporate debt facility expires in April 2023. As of December 31, 2021, Sunlight’s corporate debt facility had outstanding borrowings of $20.6 million. Sunlight will have to negotiate an extension of its facility or establish a facility with another lender prior to that date. Sunlight cannot be certain that its current debt provider will extend the facility or that it will extend the facility on the same terms, or that Sunlight can obtain a new facility on the same or better terms. Sunlight may need to extend the facility or obtain a new facility on terms that contain additional covenants or requirements that further restrict Sunlight’s ability to take advantage of business opportunities, address market changes, make acquisitions or otherwise grow Sunlight’s business.

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

Sunlight may in the future expand to new industry verticals outside of the U.S. residential solar system and home improvement industries, and failure to comply with applicable regulations, accurately predict demand or growth, or build a process valued in those new industries could have an adverse effect on Sunlight’s business.

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

Sunlight may in the future seek to grow its business by exploring potential acquisitions or other strategic investments or alliances. Sunlight may not be successful in identifying businesses or opportunities that meet its acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment is identified, Sunlight may not be successful in completing such acquisition or integrating such new business or other investment in a way that allows Sunlight to realize the full benefits from such acquisition. Sunlight may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments. As a result of such competition, Sunlight may be unable to acquire certain assets or businesses, or take advantage of other strategic investment opportunities that Sunlight deems attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous. Any delay or failure on Sunlight’s part to identify, negotiate, finance on favorable terms, consummate and integrate any such acquisition, or other strategic investment, opportunity could impede Sunlight’s growth.

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

Similarly, an increase in pricing associated with purchasing a solar system financed with a loan as compared to the cost to consumers of other power sources, or the cost to consumers of using a solar system pursuant to solar power purchase agreements or leases, could reduce demand for solar systems. Sunlight’s business has benefited from the declining cost of solar system components, which has been a key driver in consumer adoption of solar systems. To the extent such costs stabilize, decline at a slower rate or increase, Sunlight’s future growth may be negatively impacted. An increase in cost to the consumer purchasing a solar system financed by a loan could be as a result of, among others:
•a decline or delay in raw materials available to manufacture the various components of solar systems;
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
•adverse changes in the rules related to net metering by which residential solar systems are paid (via a reduction in the homeowner/consumer’s utility bill) for power returned by the homeowner to the local power grid from operation of the homeowner’s residential solar system;
•a shortage of skilled labor to install solar systems, which could have the impact of increasing demand on existing skilled labor and increasing the cost of installation of solar systems;
•an increase in costs associated with contractor infrastructure, including as related to the potential for additional regulation, lawsuits or other unforeseen developments; and

•an increase in interest rates that Sunlight’s capital providers charge consumers on loan products offered through Sunlight for financing residential solar systems.

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

The residential solar system loan industry and the home improvement industry are subject to seasonality and other industry factors that may cause Sunlight’s operating results and its ability to grow to fluctuate from quarter to quarter and year to year. These fluctuations may cause Sunlight’s future performance to be difficult to predict and cause its operating results for a particular period to fall below expectations.

Sunlight’s quarterly and annual operating results are subject to seasonality and other factors that make them difficult to predict and may fluctuate significantly in the future. Sunlight has experienced seasonal and quarterly fluctuations in the past and expects to experience such fluctuations in the future. In addition, Sunlight believes that the impacts of climate change will result in further unpredictability as related to the seasonality of the residential solar system and home improvement-related industries, including the related financing industry. Credit applications generally peak for a given year during the summer and are at their lowest point toward the end of the year. Because of the lag between credit applications and installation, fundings generally peak toward the end of the year and are at their lowest point during the spring. In addition to the other risks described herein, the following factors could cause Sunlight’s operating results to fluctuate:
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

The reduction, modification or elimination of government incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards and net metering, to end-users, distributors, system integrators, and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These various forms of support for solar power are subject to change (as, for example, occurred in 2015 with Nevada’s decision to change net energy metering; in 2017 with California's adoption of new time-of-use rates that reduced the price paid to solar system owners for mid-day electricity production; in 2020 with California's adoption of building standards requiring the installation of solar systems on new homes; and though not currently enacted, in 2021 the states of California and Florida proposed net metering policy changes designed to materially reduce the benefit available under net metering), and are expected in the longer term to decline. Even changes that may be viewed as positive (such as extensions of U.S. tax credits related to solar power) can have negative effects if they result, for example, in delaying purchases that otherwise might have been made before expiration or scheduled reductions in such credits. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. The reduction, modification, or elimination of grid access, government mandates, or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our business and financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our loan products and services.

The market for electric generation products is heavily influenced by federal, state, and local government laws, regulations, and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could in turn result in a significant reduction in the demand for our loan products and services. The market for electric generation equipment is also influenced by trade and local content laws, regulations, and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for our loan products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local, and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. Any new regulations or policies pertaining to solar power products may result in significant additional expenses to our business partners and our customers, which could cause a significant reduction in demand for our loan products.

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

Sunlight’s success in the residential solar systems point of sale lending industry is in part due to Sunlight’s low cost of capital. While the barriers to entry in this business are high, if new entrants with access to cheaper capital enter the market, such as a depository institution whether organically or through acquisition of Sunlight competitors (thereby giving Sunlight competitors access to lower cost capital), competing could become more difficult for Sunlight. A new market entrant with a lower cost of capital could discount pricing to a level below which Sunlight would be able to match and maintain its margins or such entrant could maintain pricing but make more revenue on each loan. Sunlight’s inability to compete successfully with these tactics by lowering its own cost of capital or competing on other terms that are valuable to solar systems contractors such as user-friendly, best-in-market technology or by providing valuable ancillary services, could materially negatively impact Sunlight’s business.

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

The market for electric generation products is heavily influenced by federal, state, and local government laws, regulations, and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and changes that make solar power less competitive with other power sources could deter investment in the research and development of alternative energy sources as well as customer purchases of solar power technology from Sunlight’s network of contractors, which could in turn result in a significant reduction in the demand for Sunlight’s solar power loan products. The market for electric generation equipment is also influenced by trade and local content laws, regulations, and policies that can discourage growth and competition in the solar industry and create economic barriers to the purchase of solar power products, thus reducing demand for solar products sold by our contractor partners, and in turn our solar power loan products. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. We anticipate that solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local, and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. Any new regulations or policies pertaining to solar power products may result in significant additional expenses to contractor partners and their customers, which could cause a significant reduction in demand for Sunlight’s loan products. See also under this section, “Risks Related to Legal Matters and Sunlight’s Regulatory Environment - The highly regulated environment in which Sunlight’s capital providers operate could have an adverse effect on Sunlight’s business.”

Sunlight may be unable to sufficiently protect its proprietary rights, trade secrets and intellectual property, and may encounter disputes from time to time relating to its use of the intellectual property of third parties.

Sunlight relies on a combination of patents, trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect its proprietary rights. Unauthorized individuals may attempt to duplicate or copy the proprietary aspects of its technology and processes. Sunlight’s competitors and other third parties independently may design around or develop similar technology or otherwise duplicate Sunlight’s services or products. In addition, though Sunlight has restrictive covenant agreements in place that are intended to protect its intellectual property, trade secrets and confidential and proprietary information (“Proprietary Information”) or provide a remedy in the event of an unauthorized disclosure, these agreements may not prevent misappropriation of Sunlight’s Proprietary Information or infringement of Sunlight’s intellectual property and the resulting loss of competitive advantage, and Sunlight may be required to litigate to protect its intellectual property and Proprietary Information from misappropriation or infringement by others, which may be expensive, could cause a diversion of resources and may not be successful.

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

Additionally, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight, experiences business disruption, a business failure or bankruptcy, or fails to supply, or perform the installation of, the solar system or home improvement product to the satisfaction of the customer, which may result in potential loan defaults which could have a material adverse impact on Sunlight’s results of operations. For example, in May 2021, Sunlight was advised by a significant contractor that it will discontinue use of Sunlight’s platform to source solar loans effective immediately. This contractor accounted for approximately 6.7% and, due to continuing pull-through after the discontinuation date, 9.5% of Sunlight’s total funded loan volumes during the years ended December 31, 2020 and December 31, 2021, respectively.

For the fiscal years ended December 31, 2019, December 31, 2020, and December 31, 2021, Sunlight’s top ten contractors accounted for approximately 46%, 42%, and 45% of the total funded loan volumes for such periods, respectively.

Sunlight’s capital advance program exposes it to potential losses in the event that a contractor fails to fully perform under its agreements with Sunlight or becomes insolvent prior to completion of the underlying installation or construction, which losses could have an adverse impact on Sunlight’s business, results of operations and financial condition.

Sunlight maintains a primarily short-term capital advance program with certain contractors that provides such contractors with up-front working capital to pay for certain expenses for installation or the construction of solar systems and home improvements. Such capital advances may be paid to contractors prior to the commencement of such installation or construction, or at specified periods during the installation or construction process. The aggregate amount of advances available to a given contractor is based on a risk evaluation and tiering conducted by Sunlight’s commercial risk team that performs contractor underwriting generally, as well as additional oversight and periodic monitoring requirements, which may not be able to fully address all risks which could result in insufficient underwriting thereby resulting in an adverse impact to Sunlight’s business, results of operations and financial condition. In addition, at any time prior to completion of installation or construction of solar systems or home improvements, Sunlight is at risk for defaults if a contractor to whom such advances have been made fails to fully perform under its agreements with Sunlight or becomes insolvent prior to the completion of installation or construction. The ability of, or failure of, contractors to fully perform or maintain their solvency depends on a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting the solar system and home improvement industries, lack of availability of, and/or access to, as well as increases in the cost of, materials or labor for the installation or construction of solar systems or home improvements, due to global supply chain shortages and the increase in competition for skilled labor, permitting delays, natural disasters and management and cash flow levels. As of December 31, 2020, Sunlight had an aggregate of $35.4 million of outstanding advances to 141 contractors. Approximately 60.1% of those advances were made to four of Sunlight’s largest contractor relationships in terms of funded loan volume. As of December 31, 2021, Sunlight had an aggregate of $67.1 million of outstanding advances to 170 contractors. Approximately 71.6% of those advances were made to five of Sunlight’s largest contractor relationships in terms of funded loan volume. In the event that one or more contractors who receive such capital advances are unable to fully perform under their agreements with Sunlight or maintain their solvency, Sunlight may lose a portion or all of the funds advanced to such contractor, may need to modify the provisions of the capital advance program with such contractor on materially less favorable terms to Sunlight, or may incur additional operational and maintenance expenses, any of which may have an adverse impact on Sunlight’s business, results of operations and financial condition.

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

Dependence by Sunlight on one capital provider or a group of similarly situated capital providers that would be impacted similarly by market factors subjects Sunlight to concentration risk. In 2019, 2020, and 2021, respectively, one capital provider, Technology Credit Union, funded 48.9%, 47.4%, and 29.4% of Sunlight’s funded solar system loan volume. Also, although in separate geographical jurisdictions, in those same years, 73.9%, 84.3%, and 74.4%, respectively, of Sunlight’s total solar system loan volume was funded by credit unions, which could have similar market, regulatory or other risks that could simultaneously impact their ability to continue to originate solar system loans through Sunlight. Sunlight’s continued growth could be materially and adversely affected if this or any other of its capital providers or a group of them were not able to or determined not to continue to fund solar loans facilitated by Sunlight, and Sunlight was not able to attract additional capital providers to replace that funding capacity. Capital providers could determine to stop funding solar loans for different reasons that are outside of Sunlight’s control such as a desire to diversify their own asset bases, changes in the market or regulatory requirements or other circumstances.

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

Sunlight operates in a rapidly changing and competitive industries and Sunlight’s projections will be subject to the risks and assumptions made by management with respect to its industry. Operating results are difficult to forecast because they generally depend on a number of factors, including competition, Sunlight’s ability to attract and retain capital providers and contractors, general industry trends and financial market considerations. Additionally, as described under “—Sunlight’s revenue is impacted, to a significant extent, by the general economy, including supply chain disruptions, and the financial performance of its capital providers and contractors,” Sunlight’s business may be affected by reductions in consumer spending from time to time as a result of a number of factors that may be difficult to predict, rising interest rates and a reduction of the general availability of capital to consumers. This may result in decreased revenue and Sunlight may be unable to adopt measures in a timely manner to compensate for any unexpected decline. This inability could cause Sunlight’s operating results in a given quarter to be higher or lower than expected. If actual results differ from Sunlight’s estimates, analysts may negatively react and Sunlight’s stock price could be materially adversely impacted.

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

Sunlight’s revenue is impacted, to a significant extent, by the general economy, including supply chain disruptions, and the financial performance of its capital providers and contractors.

Sunlight’s business, the consumer financial services industry, its contractors’ and its capital providers’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, inflation, market volatility, increased labor costs and labor shortages, delays in the supply chain and supply chain shortages, consumer confidence and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified borrowers to take out loans. Such conditions are also likely to affect the ability and willingness of borrowers to pay amounts owed to Sunlight or its capital providers, each of which would have a material adverse effect on its business, results of operations and financial condition.

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

In addition, from time to time, through Sunlight’s operational and compliance controls, Sunlight identifies compliance issues that require it to make operational changes and, depending on the nature of the issue and contractual obligations to its various capital providers, result in financial remediation to impacted capital providers or consumers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of capital providers, contractors or consumers impacted, and also could generate litigation or regulatory investigations that subject Sunlight to additional risk.

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

Privacy requirements, including notice and opt-out requirements under the FCRA, are enforced by the Federal Trade Commission and by the CFPB (through UDAAP). State entities also may initiate actions for alleged violations of privacy or security requirements under state law. Sunlight’s failure to comply with privacy, information security and data protection laws could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions, consumer, capital providers or contractor actions and damage to Sunlight’s reputation and brand, all of which could have a material adverse effect on Sunlight’s business, financial condition and results of operations.

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

Risks Related to Ownership of Our Securities

Sunlight qualifies as an emerging growth company within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, which may make Sunlight’s securities less attractive to investors and may make it more difficult to compare its performance to the performance of other public companies.

Sunlight qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, Sunlight is eligible for and takes advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Sunlight will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the shares of its Class A Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period and (iv) the last day of the fiscal year following November 30, 2025, the fifth anniversary of the initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act so long as Sunlight remains an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Sunlight may elect not to avail itself of this exemption from new or revised accounting standards and, therefore, it may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find Class A Common Stock of Sunlight less attractive because it will rely on these exemptions, which may result in a less active trading market for such Class A Common Stock and its stock price may be more volatile. Additionally, this may make comparison of Sunlight’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Anti-takeover provisions contained in Sunlight’s governing documents and applicable laws could impair a takeover attempt.

Sunlight’s Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) and Sunlight’s Amended and Restated Bylaws (the “Bylaws”) afford certain rights and powers to the Sunlight board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable. Sunlight is also subject to Section 203 of the Delaware General Corporation Law (the “DGCL”) and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Class A Common Stock, and could also affect the price that some investors are willing to pay for the Class A Common Stock.

The Second A&R Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

The Second A&R Charter provides that, unless Sunlight consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by applicable law and subject to applicable jurisdictional requirements, be the sole and exclusive forum for (i) any derivative action or proceeding as to which the DGCL confers jurisdiction upon the Court of Chancery, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Sunlight to Sunlight or its stockholders, (iii) any action asserting a claim against Sunlight, its directors, officers or employees arising pursuant to any provision of the DGCL, the Second A&R Charter or the Bylaws or (iv) any action asserting a claim against Sunlight, its directors, officers or employees that is governed by the internal affairs doctrine, in each case except for such claims as to which (a) the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, (b) exclusive jurisdiction is vested in a court or forum other than the Court of Chancery or (c) the Court of Chancery does not have subject matter jurisdiction. Further, the forum selection provision is not intended to apply to claims arising under the Securities Act or the Exchange Act. The Second A&R Charter provides that, unless Sunlight consents in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States.

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

Sunlight is a holding company, and has no material assets other than its indirect equity interest in Sunlight Financial LLC. Sunlight has no independent means of generating revenue or cash flow. To the extent Sunlight Financial LLC has available cash, taking into account available borrowings, and subject to the terms of any current or future debt instruments, the Fifth Amended and Restated Limited Liability Company Agreement of Sunlight LLC (the “Sunlight A&R LLC Agreement”) requires Sunlight Financial LLC to make pro rata cash distributions to all holders of Sunlight Units, including Sunlight in an amount generally intended to allow the holders of Sunlight Units (as defined therein), including Sunlight, to satisfy their respective income tax liabilities with respect to their allocable share of the income of Sunlight Financial LLC, based on certain assumptions, provided that tax distributions, except in limited circumstances, will be made sufficient to allow Sunlight to satisfy its actual tax liabilities and obligations under the Tax Receivable Agreement. Sunlight expects Sunlight Financial LLC to fund such distributions out of available cash, taking into account available borrowings, and in the event that payments under the Tax Receivable Agreement are accelerated, where applicable, Sunlight generally expects to fund such accelerated payment out of the proceeds of the Change of Control (as defined in the Tax Receivable Agreement) giving rise to such acceleration. In addition, the Sunlight A&R LLC Agreement allows SL Financial Holdings Inc., as the sole managing member of Sunlight Financial LLC, to cause Sunlight Financial LLC to make non-pro rata payments to Sunlight to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the Sunlight A&R LLC Agreement. To the extent that Sunlight needs funds and Sunlight Financial LLC fails to generate sufficient cash flow to distribute funds to it or is restricted from making such distributions or payments under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, Sunlight’s liquidity and financial condition could be materially adversely affected.

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

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that Sunlight will determine, and the IRS or another tax authority may challenge all or part of the tax basis increases upon which the payments under the Tax Receivable Agreement are based, as well as other related tax positions Sunlight takes, and a court could sustain such challenge. The TRA Holders (as defined therein) will not reimburse Sunlight for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any such TRA Holders will be netted against future payments that would otherwise be made to such TRA Holders, if any, after Sunlight’s determination of such excess (which determination may be made a number of years following the initial payment and after future payments have been made). As a result, in such circumstances, Sunlight could make payments that are greater than its actual cash tax savings, if any, and may not be able to recoup those payments, which could materially adversely affect its liquidity.

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

General Risk Factors

The loss of one or more members of Sunlight’s senior management or key employees, or failure or inability to hire additional highly qualified employees, may adversely affect its ability to implement its business strategy.

Sunlight depends on its experienced management team to formulate and execute its business strategy. Further, Sunlight relies on other key employees and broader team to maintain operations to current standards and support business growth. The loss of one or more key executives, including Sunlight’s Chief Executive Officer or Chief Financial Officer, or other key employees, could have a negative impact on its ability to execute on its business growth strategy or, potentially, to maintain operations as now conducted.

Current job markets are extremely competitive making it more difficult for Sunlight to hire qualified employees at the same rate as Sunlight has been able to in the past and making it more difficult for Sunlight to retain talent. If Sunlight is unable to attract and retain qualified leaders and sufficient personnel with industry experience and relationships, execution on Sunlight’s strategic business plans could be limited or delayed and maintenance of operations to current standards could be negatively impacted, which could have a material adverse effect on Sunlight’s business, results of operations and financial condition.

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

Sunlight is required to make various assumptions and estimates in preparing its financial statements under generally accepted accounting principles (“GAAP”), including for purposes of determining finance charge reversals, share-based compensation, asset impairment, reserves related to litigation and other legal matters, and other regulatory exposures and the amounts recorded for certain contractual payments to be paid to, or received from, Sunlight’s counterparties and others under contractual arrangements. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving fair value measurements. If the assumptions or estimates underlying Sunlight’s financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, which could have a material adverse effect on Sunlight’s business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Sunlight's principal executive offices are located in leased office space at 101 N. Tryon Street, Charlotte, North Carolina 28246. As of December 31, 2021, Sunlight leases office space in locations including New York and North Carolina. Sunlight does not own any real property. Sunlight uses each facility for its single operating segment and considers them to be suitable and adequate for the management and operations of its business.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 16 2021, two lawsuits were filed by purported Spartan stockholders in connection with the Business Combination entitled Boiron v. Spartan Acquisition Corp. II et. al., Index No. 652310/2021 (Sup. Ct. N.Y. Cnty.), filed in the Supreme Court of the State of New York on April 7, 2021 (the “Boiron complaint”) and Gonzalez v. Spartan Acquisition Corp. II et al., Case No. 1:21-cv-02896 (S.D.N.Y.), filed in the United States District Court for the Southern District of New York on April 15, 2021 (the “Gonzalez complaint” and, together with the Boiron complaint, the “complaints”), alleging, among other things, that the Registration Rights Agreement entered into in connection with the Business Combination was misleading and/or omitted material information concerning the Business Combination and that, as a result, the members of the Spartan Board of Directors breached their fiduciary duties. The Gonzalez complaint also alleged that all defendants violated Section 14(e) of the Exchange Act, and that the members of the Spartan Board of Directors violated Section 20(a) of the Exchange Act. The complaints were dismissed in July 2021, and on November 3, 2021, the Company and the plaintiffs agreed upon terms of a settlement.

Sunlight is, from time to time, subject to inquiries by government entities and is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Sunlight's Class A Common Stock has been listed and is traded on the New York Stock Exchange ("NYSE") under the symbol "SUNL" since the closing of the Business Combination. Prior to the Business Combination, Class A shares of Spartan Acquisition Corp. II traded on the NYSE under the symbol "SPRQ." There is no established public trading market for Sunlight’s Class B shares, as there are no Class B shares currently outstanding, or Class C Common Stock.

Holders of Record

Based on information made available to Sunlight by Sunlight’s transfer agent, as of March 22, 2022, there were approximately 68 record holders of Sunlight’s Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, no record holders of Sunlight’s Class B shares as there are no Class B shares currently outstanding, and 22 record holders of Sunlight’s Class C Common Stock.

All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose Class A Common Stock is held of record by banks, brokers and other financial institutions.

Dividends on Common Stock

Sunlight has not paid any cash dividends on its Class A Common Stock to date. The payment of cash dividends is subject to the discretion of Sunlight’s Board of Directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations Sunlight’s Board of Directors deem relevant. Sunlight currently does not intend to pay cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Common Stock

The table below sets forth the information with respect to repurchases made by or on behalf of Sunlight or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of its Class A Common Stock during the three months ended December 31, 2021.

	Total Number of Shares Purchased(a)	Average Price Paid per Share
October 1, 2021 to October 31, 2021	5,892	$5.91
November 1, 2021 to November 30, 2021	5,710	4.37
December 1, 2021 to December 31, 2021	5,900	4.78
Total for Quarter Ended December 31, 2021	17,502	5.03
a.Represents shares withheld by Sunlight to pay taxes due upon the vesting of RSUs. The Company does not currently have a publicly announced share repurchase plan or program.

Equity Incentive Plan and Employee Stock Purchase Plan

On June 17, 2021, Sunlight’s Board of Directors approved the Sunlight Financial Holdings Inc. 2021 Equity Incentive Plan (the “Equity Plan”) and Sunlight Financial Holdings Inc. Employee Stock Purchase Plan (the “ESPP” and together with the Equity Plan, the “Plans”). Stockholders of the Company approved the Plans on July 8, 2021, under which 28,050,000 shares of Class A Common Stock, par value $0.0001 per share, are issuable under the Equity Plan and 3,400,000 shares of Class A Common Stock are reserved for issuance under the ESPP.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Sunlight Financial Holdings Inc.’s (the “Company,” “Sunlight,” “Successor,” “we,” “our” and “us”) consolidated results of operations and financial condition. The discussion should be read in conjunction with Sunlight’s consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Sunlight” is intended to mean the business and operations of Sunlight Financial Holdings Inc. and its consolidated subsidiaries.

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

Our ability to implement our business strategy is subject to numerous risks, as more fully described under Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, among others:
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
•Sunlight’s revenue is impacted, to a significant extent, by the general economy, including supply chain disruptions, and the financial performance of its capital providers and contractors.
•Sunlight has never paid cash dividends on its capital stock, and does not anticipate paying dividends in the foreseeable future.
•If assumptions or estimates Sunlight uses in preparing its financial statements are incorrect or are required to change, Sunlight’s reported results of operations, liquidity, and financial condition may be adversely affected.
•A significant portion of Sunlight’s total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A Common Stock to drop significantly, even if its business is doing well.

Executive Overview

Sunlight’s revenue is primarily attributable to platform fees earned by Sunlight for facilitating the origination of solar and home improvement loans by its capital providers. Sunlight believes that revenue, and resulting Adjusted EBITDA, will increase over time as the solar and home improvement markets grow organically, as Sunlight adds solar and home improvement contractors to its network, and as Sunlight continues to expand its relationship with its existing contractor partners.

Sunlight has prepared the discussion of its results of operations for the fiscal year ended December 31, 2021 by combining the Predecessor and Successor results of operations and cash flows during the year ended December 31, 2021 and comparing the combined data to the results of operations and cash flows for the year ended December 31, 2020. Sunlight believes that the discussion of Sunlight’s combined operational results, while on different bases of accounting related to the application of purchase accounting, is appropriate as Sunlight highlights operational changes as well as purchase accounting related items.

The Combined Annual Period Compared to the Predecessor’s Year Ended December 31, 2020

•Sunlight facilitated the origination of $2.5 billion of loans during the Combined Annual Period, representing an increase of 71.9% from $1.5 billion of loans during the year ended December 31, 2020.
•Revenue was $114.7 million for the Combined Annual Period, representing an increase of 64.9% from $69.6 million for the year ended December 31, 2020.
•Net income (loss) was $(241.0) million for the Combined Annual Period, representing a decrease from $10.6 million for the year ended December 31, 2020.
•Adjusted Net Income (Loss) was $40.5 million for the Combined Annual Period, representing an increase from $16.2 million for the year ended December 31, 2020.
•Adjusted EBITDA was $52.9 million for the Combined Annual Period, representing an increase of 120.8% from $24.0 million for the year ended December 31, 2020.

As discussed more fully in “—Results of Operations,” Sunlight’s net income (loss), Adjusted Net Income (Loss), and Adjusted EBITDA for the Combined Annual Period includes the effects from the Business Combination and presented on a basis different than those measures for the Predecessor’s Year Ended December 31, 2020.

Adjusted EBITDA

Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “—Non-GAAP Financial Measures.” The following charts depict adjusted EBITDA and other key performance measures for the Combined Annual Period, and the year ended December 31, 2020 (in thousands):

a.Includes the results of operations for the Predecessor during the period of January 1, 2021 through July 9, 2021 and for the Successor during the period of July 10, 2021 through December 31, 2021. Refer to “—Key Performance Measures” and “—Results of Operations” for amounts related to that period.

Highlights

In the fourth quarter of 2021, Sunlight continued to experience strong growth including:
•The number of borrowers increased to 18,225, up 1.9% from 17,882 borrowers in the prior-year period.
•Contractor relationships grew 40.2% relative to the prior-year period, with 25 new solar and home improvement contractors joining the Sunlight Platform in the fourth quarter of 2021.
•Battery attachment rate grew to 17.8%, compared with 16.6% in the prior-year period.
•Average loan balance decreased 2.5% year-over-year to 34,774, with a record-high average solar loan balance of $41,983 in the fourth quarter of 2021.
•As of December 31, 2021, Sunlight had a cumulative funded loan total of $6.1 billion.

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

The following table sets forth key performance measures for the Successor Period, the Predecessor Annual Period, the Combined Annual Period, and the year ended December 31, 2020 (in thousands, except percentages):

	Successor	Predecessor		Predecessor
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period(a)	For the Year Ended December 31, 2020	Percentage Change(b)
Funded Loans	$1,214,754	$1,309,504	$2,524,258	$1,468,647	71.9%
Direct Channel Funded Loans	923,848	1,048,232	1,972,080	1,205,392	63.6
Indirect Channel Funded Loans	290,906	261,272	552,178	263,255	109.8
Platform Fee Loans	1,228,022	1,318,644	2,546,666	1,432,661	77.8
Direct Channel Platform Fee Loans	923,848	1,048,232	1,972,080	1,205,392	63.6
Indirect Channel Platform Fee Loans	304,174	270,412	574,586	227,269	152.8
Revenue	61,674	53,064	114,738	69,564	64.9
Net Income (Loss)	(247,084)	6,131	(240,953)	10,624	n.m.
Adjusted Net Income (Loss)	21,789	18,689	40,478	16,211	149.7
Adjusted EBITDA	29,644	23,260	52,904	23,958	120.8
a.The Combined Annual Period represents the combined results of the Successor Period and the Predecessor Annual Period. Funded Loans, Platform Fee Loans, and Revenues were not materially impacted by the Business Combination for the year ended December 31, 2021. Refer to “—Results of Operations” for a discussion of the effects of the Business Combination on Net Income (Loss), Adjusted Net Income (Loss), and Adjusted EBITDA.
b.Change represents the Combined Annual Period compared to the year ended December 31, 2020.

Funded Loans. Sunlight refers to the aggregate principal balance of the loans facilitated through Orange®, and funded by Sunlight’s capital providers, during a given period, as “funded loans.” Direct channel capital providers fund Sunlight-facilitated solar or home improvement loans one-by-one directly onto their balance sheet via Orange®. Sunlight’s direct channel capital providers are depository institutions with the power and authority to originate loans such as banks and credit unions. In the indirect channel, Sunlight’s intermediary bank partner originates solar and home improvement loans, as directed by Sunlight’s allocation engine, onto its balance sheet. These loans are aggregated, pooled, and sold to indirect channel capital providers that cannot, or do not wish to, directly originate solar or home improvement loans. The indirect channel capital provider relationship allows Sunlight to access a broader range of capital, which may include, among others, credit funds, insurance companies, and pension funds. The home improvement line of business represents an immaterial portion of the funded loans.

Platform Fee Loans. Indicates loans facilitated by Sunlight on which it earns platform fees in a given period (as described further under “Revenue” below).

Revenue. Sunlight earns revenue in two primary streams: platform fees earned on funded loans, as described above, and fees for loan portfolio management and administration services. For loans originated through Sunlight’s direct channel, Sunlight earns platform fees when the direct channel capital provider funds a particular loan and, for loans originated through Sunlight’s indirect channel, Sunlight earns platform fees when the indirect channel capital provider purchases a particular loan from Sunlight’s intermediary bank partner. Fees earned by Sunlight for loan portfolio management and administration services are paid to Sunlight by the capital providers for which such services are performed on a monthly basis or such other period as the parties agree.

The contracts under which Sunlight (a) arranges loans for the purchase and installation of home improvements other than residential solar energy systems and (b) earns income from the prepayment of certain of those Loans sold to an Indirect Channel Loan Purchaser are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight records realized gains on the derivatives within “Realized Gains on Contract Derivative, Net.”

Net Income. Net income is a financial measure used to measure Sunlight’s performance from period-to-period on a consistent basis.

Non-GAAP Financial Measures. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures used by Sunlight’s management to evaluate operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Please see “—Non-GAAP Financial Measures” for a further description of the calculation of Adjusted Net Income, Adjusted EBITDA, and reconciliations to net income.

Loan Characteristics

The following table sets forth the average characteristics of loans Sunlight facilitated for the Successor Period, the Predecessor Annual Period, and the year ended December 31, 2020 (USD in thousands):

	Successor	Predecessor		Predecessor
Average Loan Characteristic	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period	For the Year Ended December 31, 2020
Solar
Loan Term (in months)	234	231	232	224
Customer Interest Rate	2.3%	2.5%	2.4%	3.8%
Customer FICO Score	752	752	752	746
Loan Balance	$41	$40	$41	$35
Solar Maxx®(a)
Loan Term (in months)	292	n.a.	292	n.a.
Customer Interest Rate	6.9%	n.a.	6.9%	n.a.
Customer FICO Score	641	n.a.	641	n.a.
Loan Balance	$46	n.a.	$46	n.a.
Home Improvement
Loan Term (in months)	111	107	109	105
Customer Interest Rate	10.7%	10.2%	10.5%	10.1%
Customer FICO Score	747	754	750	753
Loan Balance	$16	$16	$16	$15
Home Improvement Maxx®(b)
Loan Term (in months)	107	n.a.	107	n.a.
Customer Interest Rate	17.9%	n.a.	17.9%	n.a.
Customer FICO Score	634	n.a.	634	n.a.
Loan Balance	$10	n.a.	$10	n.a.
a.Solar Maxx® loans represented less than 1.0% of loans facilitated by Sunlight during the year ended December 31, 2021.
b.Home Improvement Maxx® loans represented less than 1.0% of loans facilitated by Sunlight during the year ended December 31, 2021.

Recent Developments

Coronavirus Outbreak. During the first quarter of 2020, Sunlight experienced strong continued growth in funded loan volume, which was a continuation of the rapid growth experienced in the fiscal year ended December 31, 2019. The onset of the novel coronavirus (“COVID-19”) pandemic beginning in March 2020 led to a 3% decline in the number of credit approvals and a 15% decline in volume of loans funded during the second quarter of 2020 compared to the second quarter of 2019. However, the number of credit approvals and funded loan volumes largely recovered in the third quarter of 2020 to exceed the levels experienced during the third quarter of 2019. At December 31, 2021, Sunlight facilitated cumulative funded loan volume since inception of approximately $6.1 billion.

Key Factors Affecting Operating Results

Sunlight’s future operating results and cash flows are dependent upon a number of opportunities, challenges, and other factors, including (i) growth in the number of loans funded to the customers of each contractor; (ii) the availability of capital to fund the loan products offered by Sunlight and desired by the markets in which Sunlight participates and on economic terms favorable to Sunlight; (iii) funded loan volume; (iv) competition in the markets in which Sunlight operates; (v) the cost of traditional and other alternative sources of power to consumers and industry trends and general economic conditions; (vi) growth in the number of contractors included in Sunlight’s network; and (vii) concentration among Sunlight’s contractor partners and capital provider partners.

Growth in the Number of Contractors and in the Number of Loans Funded for the Customers of Each Contractor

Sunlight’s expansive network of residential solar and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange® and by Sunlight more generally, constitutes the distribution channel through which Sunlight builds funded loan volume and earns fee income. Sunlight believes that continued growth in the number of contractors in Sunlight’s network and growth in the number of loans funded to the customers of each such contractor through deepening relationships with, as well as first-look exclusivity arrangements and volume commitments from, those contractors, have been and will continue to be key components of Sunlight’s increased market penetration, growth in funded loan volume, and Sunlight’s operating results.

Availability of Capital to Fund Loans; Funded Loan Volume

Sunlight’s business model is heavily dependent on connecting its capital providers, who wish to build a portfolio of residential solar or home improvement loans, to the homeowner customers of the contractors in Sunlight’s distribution network, who wish to finance the purchase of residential solar systems or other home improvements. Sunlight earns a platform fee on each solar and home improvement loan facilitated through Orange®. Sunlight’s ability to continue to increase its funding capacity either by adding additional capital providers or by increasing the commitments of its existing capital providers to fund loans on terms desired by the solar and/or home improvement markets and on terms that are economically favorable to Sunlight is an important factor in Sunlight’s ability to increase funded loan volume, which is in turn a critical factor in Sunlight’s operating results.

Competition

Competition for Sunlight occurs at two levels: (i) competition to acquire and maintain contractor relationships; and (ii) competition to acquire high quality capital to fund loans, in each case on economic terms favorable to Sunlight.

Competition to Acquire and Maintain Contractor Relationships

Competition to obtain and maintain contractor relationships is significant. Although Sunlight has negotiated first-look exclusivity arrangements with, and volume commitments from, certain contractors, the contractors in the residential solar market generally do not enter, contractors generally do not enter exclusive relationships with residential solar loan providers and Sunlight’s agreements with its network of contractors generally do not provide for exclusive relationships. Contractors may offer loan products from Sunlight, as well as from Sunlight’s competitors, and generally select between loan providers based on pricing (ie. the dealer fee or original issue discount charged to the contractor), consumer credit approval rates, variety of loan products to address shifting consumer demands and market conditions, ease of loan application and completion process (platform) and other services to facilitate the contractor’s business.

Sunlight believes that the following factors, among others, are key to Sunlight’s success in acquiring and maintaining contractor relationships:
•Superior value proposition for contractors. Sunlight’s large array of loan products and flexibility in offering new and additional products stem from the depth, diversity and attractively-priced funding of Sunlight’s capital providers. Sunlight’s loan products allow contractors to capture additional purchase opportunities from consumers that do not want to or are not able to pay cash for solar system installation or do not want to lease a system from a third party and forego the benefits of ownership. Sunlight’s attractive loan products and competitive contractor fees allow contractors to choose products that fit their business needs and the financing needs of their customers. The broad range of products offered by Sunlight improves the contractor’s chances of meeting its customers’ financing needs and completing a sale.
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

Competition to Acquire Capital to Fund Loans

The residential solar system and home improvement loan markets are relatively fragmented. Facilitating the aggregation of loan volume from these markets is a highly competitive sector of these broader industries. Sunlight faces competition from a diverse landscape of consumer lenders, including traditional banks, credit unions, specialized residential solar system lenders, and lease providers. Sunlight’s competitors source capital from a mix of alternative sources, including depository capital and/or other alternatives that rely on the capital markets.

Sunlight believes that it offers capital providers an attractive value proposition due to its industry-leading consumer credit underwriting, attractive risk-adjusted returns earned by its capital providers relative to other asset classes, the access that Sunlight’s Platform provides to a unique and growing asset class that may reduce volatility in the ability to deploy capital, and the ability to access new customers for very little cost. Sunlight has successfully added capital providers and grown commitments from existing capital providers since inception. As its contractor network has grown, Sunlight has consistently diversified its capital provider base to ensure that it has sufficient capital to fund the demand for Sunlight facilitated loans and that it is able to offer an evolving and competitive mix of loan products to meet contractor and consumer demand. Capital providers have actively participated in this success and Sunlight has not experienced any capital provider attrition since inception, although one capital provider provided notice to Sunlight that it had exceeded its internal asset concentration levels for solar loans and, accordingly, such capital provider terminated their program agreement with Sunlight in April 2021. This capital provider purchased an immaterial portion (less than 2.2%) of Sunlight’s total facilitated solar loans in 2020. Sunlight believes that there are many institutions seeking to deploy capital into solar and home improvement loan assets, but Sunlight intends to continue to be selective about adding capital provider partners. Sunlight values diversification but will specifically focus on partnering with potential capital providers that can enable Sunlight to meet strategic goals, including access to the most attractive pricing and access to capacity for a growing suite of loan products, among others.

Industry Trends and General Economic Conditions; Cost of Power

Sunlight’s results of operations in the past have been fairly resilient to economic downturns but in the future may be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending. and consumer demand for solar systems and home improvements. As general economic conditions improve or deteriorate, the amount of disposable income consumers have access to tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors such as interest rate levels, changes in monetary, fiscal and related policies, market volatility, consumer confidence, the impact of the COVID-19 pandemic and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.

Sunlight’s results of operations are also dependent upon continued growth in the residential solar market and the continued penetration of residential solar across the country. Growth in the solar market is attributable to several factors including, among others, savings available to consumers as compared with the cost of traditional sources of power or other forms of clean or alternative power and the opportunity to participate in the world-wide effort of reducing carbons in the atmosphere, or “going green.” The cost to homeowners to install solar is impacted by many factors, including the cost of materials, the cost of labor, the availability of federal, state and local incentives, and, to the extent financed, prevailing interest rates.

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

Concentration

Sunlight’s expansive network of residential solar system and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which the Sunlight-facilitated loans made available by Sunlight’s capital providers are sold to the consumer customers of such contractors. Sunlight partners with some of the largest contractors in the United States, which in the aggregate generate a material portion of Sunlight’s funded loan volume through Sunlight’s network of capital providers. However, Sunlight’s contractor network is considerably diversified. In the period from December 31, 2019 to December 31, 2020, the top ten contractors in Sunlight’s network were responsible for selling 42.0% of Sunlight’s funded loan volume, and in the period from December 31, 2020 to December 31, 2021 that percentage increased to 45.4%. In both of these periods, only one contractor sold loans aggregating more than 10% of Sunlight’s revenue. That contractor was responsible for selling more than 15.4% and 13.3% of Sunlight’s funded loan volume in the period from December 31, 2019 to December 31, 2020 and in the period from December 31, 2020 to December 31, 2021, respectively. While the percentage of Sunlight’s funded loan volume sold by any contractor in Sunlight’s network varies from period to period, there is one contractor, Marc Jones Construction, L.L.C. d/b/a Sunpro Solar (“Sunpro”), that sold 11.3% and 15.2% of Sunlight’s funded loan volume during the Successor Period and the Predecessor Annual Period, respectively, and 15.4% during the year ended December 31, 2020. Sunlight believes that its contractor network is sufficiently diversified to continue to grow with the residential solar market, and increase share given market dynamics, but intends to continue adding contractors to the network in order to further diversify and broaden the opportunity to grow the business.

Sunlight has multiple capital providers in both its direct and indirect funding channels, all of which have increased their commitments since partnering with Sunlight. Sunlight's largest capital provider in the period from December 31, 2020 to December 31, 2021 has materially increased its commitment since the relationship began in 2015. Though Sunlight believes that the relationship with this capital provider is healthy and will continue without disruption, the significant portion of funded loan volume attributable to this capital provider results in concentration risk. This capital provider funded 45.3% and 29.4% of Sunlight’s funded loans during the period from December 31, 2019 to December 31, 2020 and during the period from December 31, 2020 to December 31, 2021, respectively. Sunlight cannot guarantee that this capital provider will continue to fund loans facilitated by Sunlight in the same volume or at all beyond its current contractual commitment. This capital provider may reduce the volume commitment in whole or in part upon no less than 90 days’ prior written notice. Sunlight added new capital providers in 2021 to reduce its capital provider concentration risk and will continue to do so selectively. Further, Sunlight is in continuous discussions with multiple capital providers on an ongoing basis and, if Sunlight were to receive an advance notice of termination from the capital provider, Sunlight will use the advance notification to develop alternate funding sources to replace this capital provider. While Sunlight believes that it would be able to identify and implement alternative arrangements during this period, Sunlight cannot guarantee that it would be able to do so at all or on equivalent or favorable terms. Sunlight believes that a failure to arrange alternative loan funding on equivalent terms would have little impact on Sunlight’s funded loan volume, as capital for the solar loan industry has historically been readily available. Rather, Sunlight believes that such failure would be more likely to have a greater negative impact on the amount of platform fees that Sunlight earns, and therefore could impact revenue.

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

Platform fees. Platform fee revenue for each loan facilitated via Orange® is generally the difference between the contractor fee that Sunlight charges to the contractors in its network for access to Orange® and the ability to offer financing options to their customers and the capital provider discount charged to Sunlight (cost of capital to Sunlight) for such loan. The platform fee percentage is equal to the dollar amount of such fee divided by the principal balance at origination of such loan. Platform fees are generally earned by Sunlight in the direct channel when the direct channel capital provider funds a particular loan and in the indirect channel when an indirect channel capital provider purchases a particular loan from Sunlight’s intermediary bank partner. The contract between Sunlight and its intermediary bank partner for home improvement loans is considered a derivative for GAAP purposes, whereas the contract between Sunlight and its intermediary bank partner for solar loans is not. For indirect channel home improvement loans, Sunlight records a “realized gain on contract derivative (net)” in lieu of a platform fee generally when the loans are purchased by Sunlight’s indirect capital provider from Sunlight’s bank partner, and Sunlight is paid. As such, Sunlight excludes from its revenue any platform fee associated with an indirect channel home improvement loan under Sunlight’s related home improvement agreement. Sunlight estimates the fair value of the derivative components of the bank partnership arrangement based on the present value of the net cash flows that Sunlight expects to collect under the agreement. Under this home improvement bank partnership arrangement, with respect to a given home improvement loan, Sunlight will expect to collect (x) the amount paid by Sunlight’s indirect capital provider to purchase the loan from Sunlight’s bank partner (the outstanding principal balance of the loan less the amount of the capital provider discount applied to that loan plus any accrued and unpaid interest) minus (y) the total of amounts funded to the relevant contractor in respect of the related home improvement project (total cost of the project to the consumer customer of the relevant contractor less the applicable contractor fee) and any amounts that Sunlight owes to its bank partner in the form of minimum guaranteed returns to the bank partner on the origination of such loan. The aggregate estimated fair value of this agreement is marked to market by Sunlight on a monthly basis. When a loan sale occurs, the estimated fair value associated with the loans included in the sold portfolio is reversed and Sunlight recognizes the related realized net cash as a realized gain as noted above.

Loan portfolio management and administration revenue. Sunlight also earns revenue from fees charged by Sunlight for providing loan portfolio management, servicing, and administration services for certain of its capital providers. These services include the reporting of loan performance information, administration of servicing performed by third parties, and addressing customer concerns or complaints through Sunlight’s call center on behalf of the relevant capital provider.

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

Depreciation and amortization. Depreciation and amortization expenses relate primarily to the amortization of definite-lived intangible assets acquired in the Business Combination that include contractor and capital provider relationships, developed technology, and trademarks/ tradenames. Other amortization includes internally developed software to support Orange® or otherwise developed by or on behalf of Sunlight after the Business Combination and leasehold improvements. Depreciation expense includes the depreciation of computer hardware as well as furniture, fixtures, and equipment.

Goodwill Impairment. To the extent Sunlight determines the carrying value of its goodwill resulting from the Business Combination exceeds its implied fair value, Sunlight recognizes an impairment loss for that difference on the date of such determination.

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

Other Income (Expense), Net

Interest income. Sunlight recognizes income on certain receivables that are held-for-investment by Sunlight, including certain solar or home improvement loans, or participations in solar loans, held on the Sunlight balance sheet, in each case to the extent such receivables are performing. Sunlight accrues interest income based on the unpaid principal balance and contractual terms of such receivables, and recognizes income related to the discounts associated with such receivables as a yield adjustment using the interest method, or on a straight-line basis when it approximates the interest method, over the loan term.

Interest expense. Interest expenses represent interest payable by Sunlight on its borrowings under its Loan and Security Agreement (as defined below). Interest expense also includes the amortization of associated deferred financing costs prior to the Business Combination.

Change in fair value of warrant liabilities. The change in fair value of warrant liabilities relates to certain warrants issued by Sunlight to certain third parties to purchase Sunlight’s Class A Common Stock. Such warrants are marked to market periodically and any change in value is reflected in this line item.

Change in fair value of, and realized gains on, contract derivative, net. The arrangement with Sunlight’s intermediary bank partner to originate indirect channel home improvement loans is considered a derivative under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns from the sale of home improvement loans from the bank partner’s balance sheet. Instead, Sunlight records a derivative that is marked to market on a monthly basis, with realized gains recognized on the derivative on the sale of the loan from the bank partner to an indirect channel capital provider and accounting for the impact of any changes to the applicable interest rates on the amounts payable to the bank partner in connection with any such sale.

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

Business Combination expenses. The expenses Sunlight incurs that are not considered operating expenses. For the Combined Annual Period, these costs primarily represent legal and other professional costs Sunlight incurred in connection with the Business Combination.

Income tax benefit (expense). The income taxes Sunlight incurs on the taxable income, or income tax benefit in periods of taxable loss, not allocable to noncontrolling interests in Sunlight Financial LLC.

Noncontrolling interests in income (loss) of consolidated subsidiaries. The net income (loss) of Sunlight’s consolidated subsidiaries allocable to third parties and to which Sunlight is not entitled.

Results of Operations

This section includes a summary of our results of operations, followed by detailed comparisons of our results for the Combined Annual Period, and the year ended December 31, 2020 (in thousands, except percentages):

	Successor	Predecessor		Predecessor
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period	For the Year Ended December 31, 2020	Increase (Decrease)(a)
Revenue	$61,674	$53,064	$114,738	$69,564	$45,174	64.9%
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	9,873	10,556	20,429	13,711	6,718	49.0
Compensation and benefits	44,996	17,162	62,158	26,174	35,984	137.5
Selling, general, and administrative	7,419	3,450	10,869	3,806	7,063	185.6
Property and technology	3,088	2,790	5,878	4,304	1,574	36.6
Depreciation and amortization	43,389	1,688	45,077	3,231	41,846	1,295.1
Provision for losses	1,217	1,172	2,389	1,350	1,039	77.0
Goodwill impairment	224,701	—	224,701	—	224,701	n.m.
Management fees to affiliate	—	204	204	400	(196)	(49.0)
	334,683	37,022	371,705	52,976	318,729	601.6
Operating income (loss)	(273,009)	16,042	(256,967)	16,588	(273,555)	n.m.
Other Income (Expense), Net
Interest income	149	262	411	520	(109)	(21.0)
Interest expense	(554)	(604)	(1,158)	(829)	(329)	39.7
Change in fair value of warrant liabilities	22,583	(5,504)	17,079	(5,510)	22,589	n.m.
Change in fair value of contract derivatives, net	638	(662)	(24)	1,435	(1,459)	n.m.
Realized gains on contract derivatives, net	2,866	2,992	5,858	103	5,755	5,587.4
Other realized losses, net	—	—	—	(171)	171	(100.0)
Other income (expense)	(181)	616	435	(634)	1,069	n.m.
Business combination expenses	(3,080)	(7,011)	(10,091)	(878)	(9,213)	1,049.3
	22,421	(9,911)	12,510	(5,964)	18,474	n.m.
Net Income (Loss) Before Income Taxes	(250,588)	6,131	(244,457)	10,624	(255,081)	n.m.
Income tax benefit (expense)	3,504	—	3,504	—	3,504	n.m.
Net Income (Loss)	(247,084)	6,131	(240,953)	10,624	(251,577)	n.m.
Noncontrolling interests in loss of consolidated subsidiaries	87,528	—	87,528	—	87,528	n.m.
Net Income (Loss) Attributable to Class A Shareholders	$(159,556)	$6,131	$(153,425)	$10,624	$(164,049)	n.m.
a.Change represents the Combined Annual Period compared to the year ended December 31, 2020.

The Combined Annual Period Compared to the Year Ended December 31, 2020 (Predecessor)

Revenue

The following table provides the components of Sunlight’s revenue for the Successor Period, the Predecessor Annual Period, the Combined Annual Period, and the year ended December 31, 2020 (in thousands, except percentages):

	Successor	Predecessor		Predecessor	Increase (Decrease)(a)
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period	For the Year Ended December 31, 2020	$	%
Direct Channel Platform Fees, net	$49,937	$45,703	$95,640	$64,120	$31,520	49.2%
Indirect Channel Platform Fees, net	6,846	5,054	11,900	2,733	9,167	335.4
Other revenues	4,891	2,307	7,198	2,711	4,487	165.5
Total	$61,674	$53,064	$114,738	$69,564	$45,174	64.9
a.Change represents the Combined Annual Period compared to the year ended December 31, 2020.

Revenue increased by $45.2 million or 64.9% for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to an increase of 77.8% in platform fee loans, as well as an overall 0.1% increase in the average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers. Sunlight’s revenue excludes amounts earned through its facilitation of indirect channel home improvement loan originations, which Sunlight presents as realized gains on contract derivatives.

Funded loans increased from $1.5 billion for the year ended December 31, 2020 to $2.5 billion for the year ended December 31, 2021, an increase of 71.9%. Sunlight believes that the increase in funded loans year-over-year is attributable primarily to growth in the residential solar market, deepening relationships with existing contractors, and an increase in the number of contractors in Sunlight’s contractor network.

The average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers increased 0.1% from the year ended December 31, 2020 to the year ended December 31, 2021. The platform fee percentage earned by Sunlight is dependent on several factors, including (i) the contractor fees charged by Sunlight to contractors (which is impacted by competitive pressure that varies from period to period, by loan product based on consumer and contractor preferences, and by the mix of contractors in a particular period as certain contractors may generally have higher or lower contractor fees than others), (ii) the capital provider discounts charged to Sunlight by Sunlight’s capital providers (which may fluctuate based on, among other things, market conditions impacting cost of capital, opportunities in other asset classes, and the mix of capital providers funding or purchasing loans in a particular period as certain capital providers may generally have higher or lower capital provider discounts than others), (iii) the mix of Sunlight loan products funded in a particular period (as certain products in that period, for reasons relating to competitive pressure for certain loan products or otherwise, may generally carry a higher or lower capital provider discount or contractor fee than others) and (iv) other factors. Sunlight earns revenues from platform fees, which are determined by the margin between capital provider discounts charged to Sunlight and contractor fees charged by Sunlight to the contractors that sell the Sunlight facilitated loan products. Both components in the calculation of platform fees are influenced by a variety of factors, including but not limited to those described above. For example, capital providers wishing to obtain greater volume may reduce capital provider discounts charged across all products to make funding with this capital provider an attractive option to Sunlight. As well, competitive pressures or volume discounts negotiated with certain contractors may reduce the contractor fees that Sunlight charges to such contractors on certain loan products or across loan products.

Sunlight believes that the difference in platform fee percentage from December 31, 2020 to December 31, 2021 is primarily attributable to competition in the market with regard to contractor fees, the mix of Sunlight loan products funded in the two periods (based on the recent trend towards contractor preference to offer certain longer term, lower interest rate loan products facing significant competitive pressure from other participants offering loan financing in the market and driving attractive contractor fee pricing in those periods) and an increase in capital provider discounts charged to Sunlight by capital providers in Sunlight’s indirect channel during the second quarter of 2020. Sunlight’s indirect channel capital providers are generally more reactive than direct channel capital providers to market uncertainty and interest rate market volatility as presented at the onset of the COVID-19 pandemic. Unlike Sunlight’s direct channel capital providers, Sunlight’s indirect channel capital providers are generally not depository institutions and therefore their own cost of capital is subject to market uncertainty. Consequently, the capital provider discounts charged to Sunlight by such indirect channel capital providers are also likely to be more reactive. Deposits, which are generally used by Sunlight’s direct channel capital providers to fund loans, are generally more stable, less reactive to market variance, and the least expensive cost of capital.

The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees and platform fees.

	Successor	Predecessor		Predecessor	Change in Average(a)
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period	For the Year Ended December 31, 2020
Solar Total - Capital Provider Discount	16.8%	16.7%	16.7%	13.0%	3.7%
Solar Total - Contractor Fee	21.8	20.8	21.5	17.7	3.8
Solar Total - Platform Fee	5.0	4.1	4.8	4.7	0.1

Solar Direct Channel - Capital Provider Discount	16.5	16.6	16.5	12.5	4.0
Solar Direct Channel - Contractor Fee	21.9	20.9	21.6	17.8	3.8
Solar Direct Channel - Platform Fee	5.4	4.3	5.1	5.3	(0.2)

Solar Indirect Channel - Capital Provider Discount	17.9	17.2	17.6	15.4	2.2
Solar Indirect Channel - Contractor Fee	21.5	20.2	20.8	16.9	3.9
Solar Indirect Channel - Platform Fee	3.6	3.0	3.2	1.5	1.7
a.Change represents the Combined Annual Period compared to the year ended December 31, 2020.

Costs and Expenses

Cost of revenues increased by 49.0% for the year ended December 31, 2021, which is less than the 64.9% increase in revenues when compared to the year ended December 31, 2020. The $6.7 million increase in cost of revenues resulted from $2.2 million of increased costs of consumer credit underwriting arising from increased credit approval volumes, $1.5 million from rewards earned by salespeople under Sunlight Rewards™, $2.5 million from costs incurred in connection with the increase of funded loan volume and Sunlight’s role in facilitating those loans, and increased costs of $0.4 million from broker fees paid to financial institutions for arranging certain loan origination or purchase arrangements with capital providers. The broker fees are calculated as a percentage of the funded loan volume originating from an applicable loan origination or purchase arrangement with a capital provider. Sunlight’s obligation to pay these broker fees generally terminates between three and five years after the date that the initial loan is originated or purchased pursuant to an arrangement facilitated by the broker.

Compensation and benefits expense increased by $36.0 million, or 137.5% for the year ended December 31, 2021 when compared to the year ended December 31, 2020. Of the $36.0 million increase, $29.6 million of compensation expense recognized in the Successor period resulted from Business Combination, including $21.0 million from the immediate vesting of equity-based compensation awards granted to employees of Sunlight’s Predecessor that satisfied vesting conditions upon completion of the Business Combination, $5.7 million from such awards that did not immediately vest (provisionally-vested replacement awards were granted upon completion of the Business Combination and vest in future periods), and $2.9 million from restriction stock units granted on or after the Business Combination to Sunlight employees. The remaining $6.4 million of increased compensation expense resulted from an increase in employees from 190 at December 31, 2020 to 216 at December 31, 2021. The increase in employees is consistent with the growth in Sunlight’s business and Sunlight expects to continue hiring as its business grows in order to continue to expand its contractor network, develop its home improvement business and meet the demands of its contractors and capital providers.

Selling, general, and administrative expense increased by $7.1 million, or 185.6% for the year ended December 31, 2021 when compared to the year ended December 31, 2020. Of the $7.1 million increase, Sunlight incurred $2.7 million of expense related to Sunlight’s operations as a public company, including $2.0 million of insurance expenses and $0.6 million of incremental professional fees during the Successor Period. The remaining $4.4 million increased costs for additional professional and administrative fees associated with Sunlight’s continuing growth.

Property and technology expense increased by $1.6 million, or 36.6% for the year ended December 31, 2021 when compared to the year ended December 31, 2020, primarily due to an increase in licensing fees charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange® associated with the growth in Sunlight’s network of contractors.

Depreciation and amortization expense increased by $41.8 million, or 1,295.1% for the year ended December 31, 2021 when compared to the year ended December 31, 2020, primarily due to the amortization of intangible assets acquired in the Business Combination during the Successor Period amounting to $43.1 million and the amortization of investments made in Orange® to support ongoing innovation and to automate certain other corporate processes.

Sunlight recorded goodwill of $670.0 million upon closing of the Business Combination, of which Sunlight considered $224.7 million impaired as part of Sunlight’s annual goodwill impairment test during the Successor Period. Market activities adversely impacting the valuation of public companies similar to Sunlight indicated that the $670.0 million carrying value of goodwill, after taking into account price adjustments, exceeded its fair value by the $224.7 million impairment amount.

Provision for loss expense increased by $1.0 million, or 77.0% for the year ended December 31, 2021 when compared to the year ended December 31, 2020. Such increase was due primarily to an increased level of funded loan volume with Sunlight’s bank partner. The ratio of provision for loss expense over aggregate funded bank partner loan volume in the year ended December 31, 2020 was 0.5% as compared to 0.4% during the year ended December 31, 2021, indicating an decrease in loss experience as compared to funded bank partner loan volume.

Operating margin decreased materially from the year ended December 31, 2020 to the year ended December 31, 2021 due to the factors described above, primarily related to non-cash charges in connection with the Business Combination. Generally, operating margin benefits from the fixed nature of a material level of Sunlight expense and revenue generally growing materially faster than operating expenses when excluding the amortization effects of identified intangible assets and equity-based compensation expense.

Other Income (Expense), Net

Total other income (expense) increased $18.5 million for the year ended December 31, 2021 when compared to the year ended December 31, 2020, primarily resulting from a $22.6 million decrease in the fair value of public and private warrants, originally issued by Spartan and assumed by Sunlight upon closing of the Business Combination, during the Successor Period and a $5.8 million realized gain from the sale of indirect channel home improvement loans under an agreement with Sunlight’s bank partner, accounted as a derivative under U.S. GAAP. These increases were partially offset by a $9.2 million increase in costs incurred in connection with the Business Combination and $1.5 million reversal of the fair value in connection with the realized gains from the aforementioned sale of indirect channel home improvement loans.

Income Tax Benefit

Sunlight's Predecessor was a limited liability company not subject to income taxes. During the Successor Period, the $3.5 million income tax benefit reflects an effective tax rate of 1.4%.

Noncontrolling Interests in Consolidated Subsidiaries

Sunlight's Predecessor did not consolidate any entities in which third parties owned a noncontrolling interest. During the Successor Period, income (loss) of consolidated subsidiaries allocated to noncontrolling interests represents $250.6 million of Sunlight Financial LLC consolidated net loss during the Successor Period allocated to such noncontrolling interests at a weighted-average ownership of 35.0%.

Liquidity and Capital Resources

As of December 31, 2021, Sunlight had $91.9 million of unrestricted cash on hand and had drawn $20.6 million available to it under its $30.0 million credit facility.

On April 26, 2021, Sunlight entered into a Loan and Security Agreement, as amended (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”). The Loan and Security Agreement, which replaced Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matures on April 26, 2023. To secure the payment and performance of Sunlight’s obligations under the Loan and Security Agreement, Sunlight granted a continuing security interest in certain collateral, which generally includes all of Sunlight’s assets, whether currently owned or thereafter acquired, and all proceeds and products thereof. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (i) 5.0% and (ii) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including maintenance of (i) Liquidity (as defined therein) at all times in an amount equal to or greater than the greater of (a) 35% of all outstanding principal amounts of any advances and (b) $10.0 million; (ii) at all times Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (iii) EBITDA (as defined therein) of at least $5.0 million for the six-month period ending on the last day of each month. The Loan and Security Agreement contains customary events of default. SVB can elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight can be required to repay all amounts outstanding under the Loan and Security Agreement. In connection with the transition of accounts to SVB, Sunlight experienced a technical default that was waived by SVB. Otherwise, no defaults or events of default have occurred as of the date of this filing.

Sunlight’s cash requirements relate primarily to funding Sunlight advances and prefunding programs, to invest in continued innovations in Orange® and to pay Sunlight’s operating expenses, repayment of borrowings (and interest thereon), outstanding commitments and guarantees (including Sunlight’s purchase of loans pursuant to the terms of certain of its capital provider agreements and loan participations), other operating expenses, income taxes, and tax distributions to noncontrolling interests. Sunlight may be required to purchase loans from its bank partner after an agreed period of time if Sunlight has not arranged the sale of such loans. To date, Sunlight has not been required to purchase loans from its bank partner due to an inability to sell such loans to an indirect channel capital provider. Additionally, Sunlight assumes the risk of compliance errors and the risk of borrower or contractor fraud in the origination of the loans, and as such, Sunlight is obligated to purchase the applicable loan from its bank partner should these events occur. Sunlight has also entered into a program agreement with its bank partner to fund its home improvement loans that contains similar provisions related to risks accepted by Sunlight.

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

Relationships with Contractors and Capital Providers

Relationships with Contractors

Sunlight’s expansive network of residential solar system installers and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which Sunlight builds funded loan volume and earns platform fees. The ability to finance residential solar systems on terms that typically translate to immediate saving for homeowners on their utility bills and significant amounts in lifetime savings has materially contributed to the strong growth in the number of residential solar systems installed in the United States over the last five years. Sunlight attracts and builds strong relationships with residential solar system contractors of all sizes in key solar markets by prioritizing innovations in Orange® and providing services that assist the contractors in growing their own businesses. Sunlight’s team of business development and relationship management professionals provides hands-on support to these contractors. Sunlight believes that innovations such as prequalification capabilities, easy and secure document upload features, reliable next day funding and Sunlight’s capital advance program (as described more fully below), amongst other innovations, both attract new contractors to Sunlight’s network and build loyalty and deepen Sunlight’s existing contractor relationships. In addition, Sunlight’s diverse set of capital providers enables Sunlight to offer its network of contractors a wide array of loan products that vary as to structure, interest rate and tenor, and thereby permits Sunlight’s network of contractors to offer competitively-priced products that best serve their markets. These benefits to Sunlight’s existing network of contractors translate to deeper penetration of the contractors’ sales, which is an important contributor to the growth of Sunlight’s market share and revenue. There can be no assurance that Sunlight will be able to maintain its current contractor relationships. Sunlight may lose existing contractors that represent a significant portion of Sunlight’s business, and there is no guarantee that Sunlight would be able to engage replacement contractors on terms similar to its existing contractors.

Sunlight started its business in 2014 and developed a key anchor partnership with a large residential solar contractor in 2016. Beginning in 2017 and through 2018, Sunlight focused on building and diversifying its contractor relationships and continues that process today. In 2020, as compared with 2019, Sunlight grew its solar contractor base by more than 60%. In 2021, as compared with 2020, Sunlight grew its solar contractor base by more than 32.3%. However, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight or experiences business disruption or a business failure or bankruptcy. For example, during May 2021, Sunlight was advised by a significant contractor that it would discontinue use of the Sunlight platform to finance its consumer customers effective immediately. This contractor accounted for approximately 6.7% and 9.5% of Sunlight’s total funded loan volumes during the year ended December 31, 2020 and for the year ended December 31, 2021, respectively. Sunlight believes that its strong relationships with the existing contractors in Sunlight’s network, the continued growth in the number of contractor relationships, and the various competitive loan products and sales tools in Orange® have been and will continue to be key components of Sunlight’s increased market penetration, growth in funded loan volume and revenue.

Relationships with Capital Providers

Sunlight’s business model is dependent on its ability to connect its capital providers, who wish to build a portfolio of residential solar system loans, to the homeowner customers of the contractors in Sunlight’s distribution network, who wish to finance the purchase of a residential solar system. Sunlight earns a platform fee on each solar and home improvement loan facilitated through Orange®. The platform fee is generally equal to the difference, or the margin, between (i) the contractor fee that Sunlight charges to contractors for access to Orange® and for making the various Sunlight-offered loan products available to such contractors and (ii) the capital provider discount charged by the relevant capital provider either funding or purchasing the loan in the direct and indirect channels, respectively (as described below). Sunlight’s business is therefore heavily dependent upon the availability of capital on attractive economic terms. Sunlight believes that it offers capital providers an attractive value proposition due to its industry-leading consumer credit underwriting, the attractive risk-adjusted returns that Sunlight’s capital providers earn relative to other asset classes, the access that our Platform provides to a unique and growing asset class that may reduce volatility in the ability to deploy capital, and the ability to access new customers for very little cost.

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

In the indirect channel, Sunlight’s allocation engine directs that certain solar and home improvement loans be funded on the balance sheet of Sunlight’s intermediary bank partner. These loans are aggregated, pooled and sold to indirect channel capital providers that cannot, or do not wish to, directly originate solar loans. The indirect channel capital provider relationship allows Sunlight to access a broader range of capital, which may include, among others, credit funds, insurance companies and pension funds. Indirect channel capital providers present a unique opportunity for Sunlight to access high quality and significant sources of funding that are diverse from traditional depository sources.

Cash Flow and Liquidity Analysis

Sunlight assesses liquidity primarily in terms of its ability to generate cash to fund operating and financing activities. Sunlight has historically generated increasing amounts of cash from operating activities, and management believes that Sunlight is in a strong financial and liquidity position. Sunlight’s cash from operating activities are generally derived from platform fees which are fully earned at the funding of a loan by direct channel capital providers and the purchase of a loan from our bank partner’s balance sheet by an indirect channel capital provider. Refer to “Critical Accounting Policies and Estimates” and Item 1A. “Risk Factors” in this Annual Report on Form 10-K for a full description of the related estimates, assumptions, and judgments.

The Combined Annual Period Compared to the Year Ended December 31, 2020 (Predecessor)

The following provides a summary of cash flow data for the year ended December 31, 2021 and 2020 (in thousands):

	Successor	Predecessor		Predecessor
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period	For the Year Ended December 31, 2020
Net cash provided by (used in) operating activities	$(18,565)	$14,356	$(4,209)	$5,025
Net cash used in investing activities	(308,012)	(1,404)	(309,416)	(4,803)
Net cash provided by (used in) financing activities	203,958	(2,025)	201,933	827

Cash Flow from Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $4.2 million. Operating cash inflows for the year ended December 31, 2021 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital provider to purchase, without duplication, loans of $2.1 billion, of which Sunlight paid $2.0 billion to contractors; repayment of advances and prefunds of $1.7 billion (conversely, Sunlight advanced or prefunded $1.8 billion); and net interest expense paid of $1.0 million. Operating cash outflows primarily consisted of compensation and benefits of $58.3 million, information technology expenses of $3.9 million, and management fees paid to affiliates of $0.2 million.

For the year ended December 31, 2020, net cash provided by operating activities was $5.0 million. Operating cash inflows for the year ended December 31, 2020 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital providers to purchase without duplication, loans of $1.3 billion, of which Sunlight paid $1.2 billion to contractors; repayment of advances and prefunds of $1.1 billion (conversely, Sunlight advanced or prefunded $1.1 billion); and net interest expense paid of $0.3 million. Operating cash outflows primarily consisted of compensation and benefits of $21.0 million, information technology expenses of $3.6 million, professional fees of $1.1 million, and management fees paid to affiliates of $0.4 million.

Cash Flow from Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $309.4 million, of which $304.6 million represents cash paid for the acquisition of Sunlight Financial LLC as part of the Business Combination and the remaining activities involved recurring business activities consisting of cash paid to acquire loans and loan participations of $1.9 million, net of $1.5 million in cash received as return of capital thereon, and $4.5 million paid to internally develop software and acquire property and equipment. For the year ended December 31, 2020, net cash used in investing activities was $4.8 million, consisting of cash paid to acquire loans and loan participations of $2.8 million, net of $1.3 million in cash received as return of capital thereon, and $3.3 million paid to internally develop software and acquire property and equipment.

Cash Flow from Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $201.9 million, which included a $250.0 million in proceeds from and equity raise, net of $19.6 million of related costs, and $26.4 million in tax payments made on share-based payments in connection with the Business Combination. The remaining uses of cash consisted of ongoing operations consisting of repayments of borrowings under Sunlight’s prior credit facilities of $14.8 million, net of borrowings of $20.7 million, distributions of $7.5 million, and $0.5 million payment of debt issuance costs. For the year ended December 31, 2020, net cash provided by financing activities was $0.8 million, consisting of borrowings of $8.7 million, net of repayments of borrowings under Sunlight’s prior credit facilities of $5.9 million, and distributions of $2.0 million.

Long-Term Debt

On April 26, 2021, Sunlight entered into the Loan and Security Agreement with SVB. The Loan and Security Agreement, which replaces Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matures on April 26, 2023. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (i) 5.0% and (ii) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including (i) liquidity in an amount equal to or greater than (a) 35% of all outstanding principal amounts of any advances and (b) $10.0 million; (ii) Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (iii) EBITDA (as defined therein) of at least $5.0 million for the six-month period ending on the last day of each month. The Loan and Security Agreement contains customary events of default. SVB could elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight could be required to repay all amounts outstanding under the Loan and Security Agreement. In connection with the transition of accounts to SVB, Sunlight experienced a technical default that was waived by SVB. Otherwise, no defaults or events of default have occurred as of the date of this filing.

Other Changes in Financial Position

Year Ended December 31, 2021

In addition to the changes in Sunlight’s financial position from December 31, 2020 to December 31, 2021 described in “—Results of Operations” and “—Cash Flow and Liquidity Analysis,” the following activities also occurred:
•Restricted cash. The cash Sunlight holds subject to contractual restrictions decreased by $1.1 million resulting from a $0.6 million decrease in cash temporarily held by Sunlight in connection with Sunlight’s administration of loan participations on behalf of a third party.
•Goodwill. As result of the Business Combination, Sunlight recorded $670.5 million of goodwill, net of purchase price adjustments, representing the excess of the purchase price over the estimated fair values of the identifiable net assets acquired. As of December 31, 2021, as result of Sunlight’s annual goodwill impairment analysis, Sunlight recorded an impairment charge of $224.7 million.
•Intangible Assets. As result of the Business Combination and the related purchase price allocation, Sunlight identified the intangible assets in related to contractor relationships, capital provider relationships, trademarks, and developed technology, recorded at a total fair value of $407.6 million at the Closing Date of the Business Combination, and carried at a value net of amortization over their estimated useful lives on a straight-line basis.
•Noncontrolling Interest. As result of the Business Combination and the revised organizational structure, certain unitholders of Sunlight Financial LLC received a new class of common units in Sunlight, the Class EX units (“Class EX Units”), as well as one share of Class C Common Stock of the Company, to replace their current holding of Class C units in Sunlight Financial LLC. The Class EX Units represent noncontrolling interests in Sunlight Financial LLC, valued at $427.2 million at the Closing Date.

Other Factors Affecting Liquidity and Capital Resources

Unitholders’ Distribution

Predecessor

Pursuant to the Fourth Amended and Restated Limited Liability Company Agreement of Sunlight Financial LLC, dated as of May 25, 2018, as amended or otherwise modified (the “Prior Sunlight LLC Agreement”), holders of Class A-1 Units, Class A-2 Units or Class A-3 Units (collectively, the “Class A Units”) were generally entitled to receive, with respect to each such Class A Unit, a preferred return on a quarterly basis. Sunlight Financial LLC’s board of directors could have elected to pay this return in cash or by issuing additional Class A Units to each such holder. If the board of directors elected to pay this return in cash, Sunlight Financial LLC would have paid such in an amount equal to $12.50, $15.22, and $24.06 per unit per annum to the Class A-1, Class A-2, and Class A-3 Units. If the board of directors elected to pay this return in additional units, Sunlight Financial LLC would have issued a number of units equal to 14.5% of each such holders outstanding units, on an annualized basis. Sunlight Financial LLC’s board of directors elected to pay this return in the form of additional Class A Units for all periods through the date of the Business Combination. In addition, the Prior Sunlight LLC Agreement also provided that members of Sunlight Financial LLC were entitled to be paid certain tax distributions on a pro rata basis in accordance with their relative tax obligation from available cash and subject to certain customary limitations on distributions.

Successor

Sunlight Financial LLC replaced the Prior Sunlight LLC Agreement with the Sunlight A&R LLC Agreement, which was entered into concurrently with the closing of the Business Combination. Under the Sunlight A&R LLC Agreement, SL Financial Holdings Inc., as the sole managing member of Sunlight Financial LLC, has the right to determine when distributions will be made to the holders of Sunlight Units (as defined therein) and the amount of any such distributions, except that Sunlight Financial LLC is required to make distributions to the extent and in an amount such that the Sunlight Unitholders, including Sunlight Financial Holdings Inc., receive certain tax-related distributions and to make distributions in the event of dissolution. If a distribution is paid to the members of Sunlight Financial LLC, such distribution will be made to the holders of Sunlight Units on a pro rata basis in accordance with their respective percentage ownership of Sunlight Units. Funds used by Sunlight to satisfy its tax distribution obligations will not be available for reinvestment in its business, except to the extent Sunlight Financial Holdings Inc. uses any excess cash it receives to reinvest in Sunlight Financial LLC for additional Sunlight Units.

The holders of Sunlight Class X Units and Sunlight Class EX Units, including SL Financial Holdings Inc., will generally incur U.S. federal, state and local income taxes on their share of any net taxable income of Sunlight Financial LLC. Net income and losses of Sunlight Financial LLC generally will be allocated to the holders of Sunlight Class X Units and Sunlight Class EX Units on a pro rata basis in accordance with their respective percentage ownership of Sunlight Class X Units and Sunlight Class EX Units, subject to requirements under U.S. federal income tax law that certain items of income, gain, loss or deduction be allocated disproportionately in certain circumstances. To the extent that Sunlight has legally available cash (including borrowings available under the new credit facility or other debt arrangements) and subject to the terms of any current or future debt instruments, the Sunlight A&R LLC Agreement requires Sunlight Financial LLC to make pro rata cash distributions to all holders of Sunlight Units, including Sunlight Financial Holdings Inc., (1) first, in an amount sufficient to allow Sunlight Financial Holdings Inc. and its wholly-owned subsidiaries to satisfy their actual tax liabilities and obligations under the Tax Receivable Agreement except to the extent (i) based on the written advice of legal counsel, the distribution may reasonably constitute a fraudulent conveyance, or (ii) the terms of any financing necessary to make such tax distribution could reasonably, in the good faith judgment of SL Financial Holdings Inc., cause Sunlight Financial LLC to become insolvent within the twelve (12) month period following the date of such distribution, and (2) thereafter to the extent necessary, in an amount generally intended to allow Sunlight Unitholders, including Sunlight Financial Holdings Inc., to satisfy their respective income tax liabilities with respect to their allocable share of income of Sunlight Financial LLC, based on certain assumptions and conventions (including an assumed income tax rate) and after taking into account other distributions (including prior tax distributions) made by Sunlight Financial LLC.

Tax Receivable Agreement (Successor)

On the Closing Date, Sunlight entered into the Tax Receivable Agreement with the TRA Holders and the Agent (as defined therein). The Tax Receivable Agreement generally provides for the payment by Sunlight to the Agent, for disbursement to the TRA Holders on a pro rata basis, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Sunlight actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of (i) certain increases in tax basis that occur as a result of Sunlight’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of a TRA Holder’s Sunlight Class EX Units upon the exercise of the redemption or call rights set forth in the Sunlight A&R LLC Agreement and (ii) imputed interest deemed to be paid by Sunlight as a result of, and additional tax basis arising from, any payments Sunlight makes under the Tax Receivable Agreement. Sunlight will retain the benefit of the remainder of the actual net cash savings, if any.

If Sunlight elects to terminate the Tax Receivable Agreement early or if it is terminated early due to Sunlight’s failure to honor a material obligation thereunder or due to a Change of Control (as defined in the Tax Receivable Agreement), Sunlight will be required to make a payment equal to the deemed present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement), which amount may substantially exceed the actual cash tax savings realized by Sunlight. In the case of an early termination upon a Change of Control, such early termination payment may, at Sunlight election, be paid ratably over the two-year period following the Change of Control.

Operating Lease Obligations

Sunlight’s operating lease obligations consist of its lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Sunlight leases office space at two locations: (i) 101 N. Tryon Street, Suite 1000, Charlotte, North Carolina 28246 (the “North Carolina Office Space”) and (ii) 234 West 39th Street, 7th Floor, New York, New York 10018 (the “New York Office Space”). The operating lease rent expense for the North Carolina Office Space was $0.4 million and $0.3 million for the Successor Period and Predecessor Annual Period, respectively, and $0.6 million for the year ended December 31, 2020. The lease for the North Carolina Office Space will expire in June 2029. The operating lease rent expense for the New York Office Space was $0.2 million and $0.2 million for the Successor Period and Predecessor Annual Period, respectively, and $0.4 million for the year ended December 31, 2020. The lease for the New York Office Space is scheduled to expire in October 2022.

Available Liquidity and Capital Resources

As of December 31, 2021, Sunlight’s cash and cash equivalents and restricted cash was $93.9 million. The restricted cash held by Sunlight primarily relates to a cash reserve that Sunlight’s bank partner requires to secure Sunlight’s short-term guarantee obligations of certain loans temporarily held by Sunlight’s bank partner. The contractual cash reserve is the difference between (a) the average original issue discount percentage of loans originated and held by Sunlight’s bank partner and (b) a contractual minimum original issue discount percentage, multiplied by the balance of the loans on the bank partner’s balance sheet at a given time. Sunlight guarantees the loans between the time the bank partner originates such loans and the time Sunlight arranges the sale of such loans to a Sunlight indirect channel capital provider.

Sunlight’s liquidity and its ability to fund its capital requirements is dependent on its future financial performance, which is subject to general economic, financial and other factors that are beyond its control and many of which are described under Item 1A. “Risk Factors” in this Annual Report on Form 10-K. If those factors significantly change or other unexpected factors adversely affect Sunlight, Sunlight’s business may not generate sufficient cash flow from operations or it may not be able to obtain future financings to meet its liquidity needs.

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

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure used by Sunlight’s management to evaluate operating performance. Accordingly, Sunlight believes this measure provides useful information to investors and others in understanding and evaluating Sunlight’s operating results in the same manner as Sunlight’s management and board of directors. In addition, Adjusted Net Income provides a useful measure for period-to-period comparisons of Sunlight’s business, as it removes the effect of certain non-cash items, variable charges, non-recurring items, unrealized gains or losses or other similar non-cash items that are included in net income. Adjusted Net Income is defined as net income excluding non-cash changes in certain financial instruments, certain transaction bonuses and other expenses resulting from the Business Combination, and other items that management has determined are not reflective of Sunlight’s operating performance.

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

The following table presents a reconciliation of net income to Adjusted Net Income, Adjusted EBITDA and Free Cash Flow as well as cash from operating activities to free cash flow for the Successor Period, Predecessor Annual Period, the Combined Annual Period, and year ended December 31, 2020 (in thousands):

	Successor	Predecessor		Predecessor
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period	For the Year Ended December 31, 2020
Net Income (Loss)	$(247,084)	$6,131	$(240,953)	$10,624
Adjustments for adjusted net income (loss)
Amortization of Business Combination intangibles	43,152	—	43,152	—
Non-cash change in financial instruments	(23,039)	5,547	(17,492)	4,709
Intangible impairment	224,701	—	224,701	—
Accelerated postcombination compensation expense	20,979	—	20,979	—
Expenses from the Business Combination	3,080	7,011	10,091	878
Adjusted Net Income (Loss)	21,789	18,689	40,478	16,211
Adjustments for adjusted EBITDA
Depreciation and amortization	237	1,688	1,925	3,231
Interest expense	554	604	1,158	829
Income tax expense (benefit)	(3,504)	—	(3,504)	—
Equity-based compensation	8,667	18	8,685	126
Fees paid to brokers	1,901	2,261	4,162	3,561
Adjusted EBITDA	29,644	23,260	52,904	23,958
Adjustments for net cash provided by (used in) operating activities
Interest expense	(554)	(604)	(1,158)	(829)
Income tax benefit (expense)	3,504	—	3,504	—
Fees paid to brokers	(1,901)	(2,261)	(4,162)	(3,561)
Expenses from the Business Combination	(3,080)	(7,011)	(10,091)	(878)
Provision for losses	1,217	1,172	2,389	1,350
Changes in operating capital and other	(47,395)	(200)	(47,595)	(15,015)
Net Cash Provided by (Used in) Operating Activities	(18,565)	14,356	(4,209)	5,025
Adjustments for free cash flow(a)
Capital expenditures	(1,873)	(1,295)	(3,168)	(3,280)
Changes in advances, net of funding commitments	22,956	6,013	28,969	19,000
Changes in restricted cash	1,826	(108)	1,718	(1,193)
Payments of Business Combination costs	1,770	6,549	8,319	—
Other changes in working capital	13,310	(590)	12,720	(10,552)
Free Cash Flow	$19,424	$24,925	$44,349	$9,000
a.Sunlight updated adjustments to net cash provided by operating activities for the period January 1, 2021 through July 9, 2021 to reflect certain excluded items.

The following table presents a calculation of Adjusted Net Income per diluted Class A share (USD in thousands, except per share amounts):

Successor
For the Period July 10, 2021 to December 31, 2021
Adjusted Net Income (Loss)	$21,789

Adjusted Net Income (Loss) per Class A Share, Diluted	$0.13

Weighted-average Class A Shares
Class A Shares	86,373,596
Class EX Units	47,595,455
Restricted Stock Units	2,085,501
Warrants	27,777,780
163,832,332

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

Sunlight believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and on Sunlight’s business, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19.

See Note 2 “—Summary of Significant Accounting Policies” in the notes accompanying Sunlight’s financial statements included elsewhere herein for a summary of Sunlight’s significant accounting policies, and discussion of recent accounting pronouncements. Sunlight believes that the following discussion addresses Sunlight’s most critical accounting policies, which are those that are most important to the portrayal of Sunlight’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Platform Fees

Sunlight is a business-to-business-to-consumer, technology-enabled POS financing platform that provides residential solar and home improvement contractors the ability to offer seamless POS financing to their customers when purchasing residential solar systems or other home improvements. The resulting loans are funded by Sunlight’s network of capital providers who, by partnering with Sunlight, gain access to a difficult-to-reach loan market, best-in-class consumer credit underwriting and attractive risk adjusted returns. These loans are facilitated by Orange®, through which Sunlight offers instant credit decisions to homeowners nationwide at the POS on behalf of Sunlight’s various capital providers. Sunlight recognizes platform fees as revenues at the time that direct channel partners or indirect channel loan purchasers obtain control of the service provided to facilitate their origination or purchase of a loan, which is no earlier than when Sunlight delivers loan documentation to the customer. Sunlight wholly satisfies its performance obligation to direct channel partners, bank partner and indirect channel loan purchasers upon origination or purchase of a loan. Sunlight considers rebates offered by Sunlight to certain contractors in exchange for volume commitments as variable components to transaction prices; such variability resolves upon the contractor’s satisfaction of their volume commitment. For outstanding volume commitments that require the contractor to deliver future loan volume, Sunlight reduces platform fee revenues it recognizes based on its estimates of the contractor’s delivery of future loan volume, which require significant judgment and are based, in part, upon the contractor’s historical volume delivery and Sunlight’s estimates of the contractor’s ability and likelihood to deliver future volume.

Sunlight’s contract pursuant to which its intermediary bank partner originates home improvement loans is considered a derivative under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with this contract. Instead, Sunlight estimates the fair value of the contract derivative based upon the present value of net cash flows Sunlight expects to collect under the contract, which predominately consist of the difference of the proceeds Sunlight expects to collect from an indirect channel capital provider at purchase of the loans by such capital provider (the principal balance of loans purchased less the relevant capital provider discount plus unpaid accrued interest on the loans to the date of purchase) and any amounts Sunlight owes to its bank partner in connection with such loans. Upon sale, Sunlight reverses the unrealized estimated fair value of the contract derivative for the loans sold and recognizes the net cash Sunlight receives from the sale within “Realized Gains on Contract Derivative, Net” in Sunlight’s consolidated statement of operations.

Sunlight is obligated to repurchase non-performing loans originated by its bank partner from the date of origination to the date the loans are purchased from Sunlight’s bank partner by a Sunlight indirect channel capital provider. Sunlight does not record loans originated by its bank partner on its consolidated balance sheets (as Sunlight is not the originator of the loans), but Sunlight does record a liability for the losses Sunlight reasonably expects to incur in connection with Sunlight’s guarantee of its bank partner. Sunlight’s measurement of this liability is subject to significant judgement using historical loss experiences to estimate the likelihood that the guaranteed loans will default prior to sale and the severity of the loss Sunlight expects to incur. At December 31, 2021 and December 31, 2020, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s bank partner and delinquent more than 90 days was $0.1 million and $0.6 million, respectively.

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

Sunlight Rewards™ Program

The Sunlight Rewards™ Program is a proprietary loyalty program that Sunlight offers to salespeople selling residential solar systems for Sunlight’s network of contractors. Sunlight records a contingent liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450-20, Loss Contingencies using the estimated incremental cost of each point based upon the points earned, the point redemption value, and an estimated probability of point redemption consistent with Sunlight’s historical redemption experience under the program. When a salesperson redeems points from Sunlight’s third-party loyalty program vendor, Sunlight pays the stated redemption value of the points redeemed to the vendor. If all points earned under the Sunlight Rewards™ Program were redeemed at December 31, 2021 and December 31, 2020, Sunlight would pay $3.0 million and $1.3 million, respectively, of which Sunlight recorded liabilities of $1.8 million and $0.8 million.

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

Emerging Growth Company

As an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act, Sunlight is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Unless otherwise stated, Sunlight elects to adopt recent accounting pronouncements using the extended transition period applicable to private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.

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

Recent Accounting Pronouncements Issued, But Not Yet Adopted

See Note 2 “—Summary of Significant Accounting Policies” in the notes accompanying Sunlight’s consolidated financial statements.

Related Party Transactions

See Note 9 “—Transactions with Affiliates and Affiliated Entities” in the notes accompanying Sunlight’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sunlight is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of RSM US LLP (PCAOB ID 49), Independent Registered Public Accounting Firm

Board of Directors
Sunlight Financial Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sunlight Financial Holdings Inc. and its subsidiaries (the Company) as of December 31, 2021 (Successor) and Sunlight Financial LLC and subsidiary as of December 31, 2020 (Predecessor), the related consolidated statements of operations, changes in equity and cash flows for the period from July 10, 2021 to December 31, 2021 (Successor), the period from January 1, 2021 to July 9, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor), and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), and the results of its operations and its cash flows for the period from July 10, 2021 to December 31, 2021 (Successor), the period from January 1, 2021 to July 9, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the Company's auditor since 2018.
New York, New York
March 29, 2022

SUNLIGHT FINANCIAL HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$91,882	$49,583
Restricted cash	2,018	3,122
Advances (net of allowance for credit losses of $238 and $121)	66,839	35,280
Financing receivables (net of allowance for credit losses of $148 and $125)	4,313	5,333
Goodwill	445,756	—
Intangible assets, net	365,839	4,533
Property and equipment, net	4,069	1,192
Other assets	21,531	7,030
Total assets	$1,002,247	$106,073

Liabilities, Temporary Equity, and Members' Equity
Liabilities
Accounts payable and accrued expenses	$23,386	$15,782
Funding commitments	22,749	18,386
Debt	20,613	14,625
Distributions payable	—	7,522
Deferred tax liabilities	36,686	—
Warrants, at fair value	19,007	5,643
Other liabilities	843	1,502
Total liabilities	123,284	63,460

Commitments and Contingencies (Note 10)

Temporary Equity (Predecessor)
Preferred class A-3 unit members' capital; 376,395 units authorized, issued, and outstanding as of December 31, 2020	—	260,428
Preferred class A-2 unit members' capital; 225,972 units authorized, issued, and outstanding as of December 31, 2020	—	154,286
Preferred class A-1 unit members' capital; 296,302 units authorized, issued, and outstanding as of December 31, 2020	—	202,045
Common unit members' capital; 78,717 units authorized, issued, and outstanding as of December 31, 2020	—	47,757
Stockholders' Equity
Other ownership interests' capital (Predecessor)	—	1,439
Preferred stock (Successor); $0.0001 par value; 35,000,000 shares authorized; none issued and outstanding as of December 31, 2021	—	—
Class A common stock (Successor); $0.0001 par value; 420,000,000 shares authorized; 86,373,596 issued; and 84,803,687 outstanding as of December 31, 2021	9	—
Class B common stock (Successor); $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding as of December 31, 2021	—	—
Class C common stock (Successor); $0.0001 par value; 65,000,000 shares authorized; 47,595,455 issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	764,366	—
Accumulated deficit	(186,022)	(623,342)
Total capital	578,353	(621,903)
Treasury stock, at cost; 1,569,909 Class A shares as of December 31, 2021	(15,535)	—
Total stockholders' equity	562,818	(621,903)
Noncontrolling interests in consolidated subsidiaries	316,145	—
Total equity	878,963	(621,903)
Total liabilities, temporary equity, and stockholders' equity	$1,002,247	$106,073
See notes to consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share amounts)

	Successor	Predecessor
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	For the Year Ended December 31, 2020
Revenue	$61,674	$53,064	$69,564
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	9,873	10,556	13,711
Compensation and benefits	44,996	17,162	26,174
Selling, general, and administrative	7,419	3,450	3,806
Property and technology	3,088	2,790	4,304
Depreciation and amortization	43,389	1,688	3,231
Provision for losses	1,217	1,172	1,350
Goodwill impairment	224,701	—	—
Management fees to affiliate	—	204	400
	334,683	37,022	52,976
Operating income (loss)	(273,009)	16,042	16,588
Other Income (Expense), Net
Interest income	149	262	520
Interest expense	(554)	(604)	(829)
Change in fair value of warrant liabilities	22,583	(5,504)	(5,510)
Change in fair value of contract derivatives, net	638	(662)	1,435
Realized gains on contract derivatives, net	2,866	2,992	103
Other realized losses, net	—	—	(171)
Other income (expense)	(181)	616	(634)
Business combination expenses	(3,080)	(7,011)	(878)
	22,421	(9,911)	(5,964)
Net Income (Loss) Before Income Taxes	(250,588)	6,131	10,624
Income tax benefit (expense)	3,504	—	—
Net Income (Loss)	(247,084)	6,131	10,624
Noncontrolling interests in loss of consolidated subsidiaries	87,528	—	—
Net Income (Loss) Attributable to Class A Shareholders	$(159,556)	$6,131	$10,624

Loss Per Class A Share
Net loss per Class A share
Basic	$(1.87)
Diluted	$(1.87)
Weighted average number of Class A shares outstanding
Basic	84,824,109
Diluted	84,824,109

See notes to consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Successor
	Shares		Preferred Stock	Common Stock			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Class A	Class C		Class A	Class B	Class C
July 10, 2021	86,373,596	47,595,455	—	$9	$—	$—	$720,840	$(26,466)	$—	$694,383	$427,010	$1,121,393
Equity-based compensation	—	—	—	—	—	—	13,147	—	—	13,147	7,042	20,189
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	—	—	(15,535)	(15,535)	—	(15,535)
Dilution	—	—	—	—	—	—	30,379	—	—	30,379	(30,379)	—
Net loss	—	—	—	—	—	—	—	(159,556)	—	(159,556)	(87,528)	(247,084)
December 31, 2021	86,373,596	47,595,455	—	$9	$—	$—	$764,366	$(186,022)	$(15,535)	$562,818	$316,145	$878,963

SUNLIGHT FINANCIAL HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands)

	Predecessor
	Units				Temporary Equity				Units	Members' Equity
	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Other Ownership Interests	Other Ownership Interests	Accumulated Deficit	Total Members' Equity
December 31, 2020	376,395	225,972	296,302	78,717	$260,428	$154,286	$202,045	$47,757	53,105	$1,439	$(623,342)	$(621,903)
Preferred distributions, paid in-kind	28,995	17,407	22,824	—	24,061	14,994	19,654	—	—	—	(58,709)	(58,709)
Change in temporary equity redemption value	—	—	—	—	59,335	48,989	64,502	22,839	—	—	(195,665)	(195,665)
Equity-based compensation	—	—	—	—	—	—	—	—	3,356	18	—	18
Net income	—	—	—	—	—	—	—	—	—	—	6,131	6,131
July 9, 2021	405,390	243,379	319,126	78,717	$343,824	$218,269	$286,201	$70,596	56,461	$1,457	$(871,585)	$(870,128)

December 31, 2019	326,428	195,973	256,966	78,717	$76,519	$21,867	$27,042	$3,362	43,765	$1,313	$(90,718)	$(89,405)
Preferred distributions, paid in-kind	49,967	29,999	39,336	—	16,810	7,350	9,490	—	—	—	(33,650)	(33,650)
Change in temporary equity redemption value	—	—	—	—	167,099	125,069	165,513	44,395	—	—	(502,076)	(502,076)
Distributions	—	—	—	—	—	—	—	—	—	—	(7,522)	(7,522)
Equity-based compensation	—	—	—	—	—	—	—	—	9,340	126	—	126
Net income	—	—	—	—	—	—	—	—	—	—	10,624	10,624
December 31, 2020	376,395	225,972	296,302	78,717	$260,428	$154,286	$202,045	$47,757	53,105	$1,439	$(623,342)	$(621,903)

See notes to consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor	Predecessor
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	For the Year Ended December 31, 2020
Cash Flows From Operating Activities
Net income (loss)	$(247,084)	$6,131	$10,624
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	43,389	1,782	3,338
Goodwill impairment	224,701	—	—
Provision for losses	1,217	1,172	1,350
Change in fair value of warrant liabilities	(22,583)	5,504	5,510
Change in fair value of contract derivatives, net	(638)	662	(1,435)
Other expense (income)	181	(616)	634
Share-based payment arrangements	29,646	18	126
Deferred income tax expense (benefit)	(5,524)	—	—
Increase (decrease) in operating capital:
Increase in advances	(24,219)	(7,314)	(17,877)
Decrease (increase) in due from affiliates	1,839	(1,839)	—
Decrease (increase) in other assets	(16,367)	2,129	(3,000)
Increase (decrease) in accounts payable and accrued expenses	(3,476)	2,327	6,918
Increase (decrease) in funding commitments	1,263	3,100	(1,123)
Increase (decrease) in due to affiliates	(761)	761	—
Increase (decrease) in other liabilities	(149)	539	(40)
Net cash provided by (used in) operating activities	(18,565)	14,356	5,025

Cash Flows From Investing Activities
Return of investments in loan pool participation and loan principal repayments	710	832	1,316
Payments to acquire loans and participations in loan pools	(716)	(1,170)	(2,839)
Payments to acquire property and equipment	(3,436)	(1,066)	(3,280)
Payments to acquire Sunlight Financial LLC, net of cash acquired	(304,570)	—	—
Net cash used in investing activities	(308,012)	(1,404)	(4,803)

Cash Flows From Financing Activities
Proceeds from borrowings under line of credit	—	20,746	8,713
Repayments of borrowings under line of credit	—	(14,758)	(5,899)
Proceeds from issuance of private placement	250,000	—	—
Payments of stock issuance costs	(19,618)	—	—
Payments for share-based payment tax withholding	(26,424)	—	—
Payment of capital distributions	—	(7,522)	(1,987)
Payment of debt issuance costs	—	(491)	—
Net cash provided by (used in) financing activities	203,958	(2,025)	827

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(122,619)	10,927	1,049

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	216,519	52,705	51,656

Cash, Cash Equivalents, and Restricted Cash, End of Period	$93,900	$63,632	$52,705

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$527	$537	$713

Noncash Investing and Financing Activities
Distributions declared, but not paid	$—	$—	$7,522
Preferred dividends, paid in-kind	—	58,709	33,650
Change in temporary equity redemption value	—	195,665	502,076
Capital expenditures incurred but not yet paid	1,156	—	—
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying consolidated financial statements and related notes, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), include the accounts of Sunlight and its consolidated subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of Sunlight’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. All intercompany balances and transactions have been eliminated.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

As a result of the Business Combination, a wholly-owned subsidiary of Sunlight Financial Holdings Inc. is the managing member of Sunlight Financial LLC, in which existing unitholders hold a 35.0% noncontrolling interest at December 31, 2021, net of unvested Class EX Units (Note 6).

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

Sunlight follows this hierarchy for its financial instruments, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes Sunlight’s financial instruments hierarchy at December 31, 2021:

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

Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of Sunlight’s Level 3 financial instruments. Sunlight’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that financial instrument. At December 31, 2021, Sunlight’s valuation process for Level 3 measurements, as described below, were conducted internally or by an independent valuation firm and reviewed by management.

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

Balance Sheet Measurement

Cash and Cash Equivalents and Restricted Cash — Cash and cash equivalents consist of bank checking accounts and money market accounts. Sunlight considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Sunlight maintains cash in restricted accounts pursuant to various lending agreements and considers other cash amounts restricted under certain agreements with other counterparties. Substantially all amounts on deposit with major financial institutions exceed insured limits. Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Sunlight reported cash and cash equivalents and restricted cash in the following line items of its Consolidated Balance Sheets, which totals the aggregate amount presented in Sunlight’s Consolidated Statements of Cash Flows:

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Cash and cash equivalents	$91,882	$49,583
Restricted cash and cash equivalents	2,018	3,122
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$93,900	$52,705

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

Loans and Loan Participations — Sunlight recognizes Indirect Channel Loans purchased from Sunlight’s Bank Partner as well as its 5.0% participation interests in Indirect Channel Loans as financing receivables held-for-investment based on management's intent, and Sunlight's ability, to hold those investments through the foreseeable future or contractual maturity. Financing receivables that are held‑for‑investment are carried at their aggregate outstanding face amount, net of applicable (a) unamortized acquisition premiums and discounts, (b) allowance for losses and (c) charge-offs or write-downs of impaired receivables. Upon consummation of the Business Combination, Sunlight adjusted the carrying value of loans and loan participations to their fair values at the Closing Date.If management determines a loan or loan participation is impaired, management writes down the loan or loan participation through a charge to the provision for losses. See “— Impairment” for additional discussion regarding management’s determination for loan losses. Sunlight applies the interest method to amortize acquisition premiums and discounts or on a straight-line basis when it approximates the interest method. Sunlight has not acquired any material loans with deteriorated credit quality that were not charged-off upon purchase.

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

At December 31, 2021 and December 31, 2020, Sunlight evaluated financing receivables collectively, based upon those financing receivables with similar characteristics. Sunlight individually evaluates nonaccrual loans with contractual balances of $50,000 or more and receivables whose terms have been modified in a troubled debt restructuring with contractual balances of $50,000 or more to establish specific allowances for such receivables, if required. Those financing receivables where impairment is indicated were evaluated individually for impairment, though such amounts were not material.

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

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. Sunlight performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include, but are not limited to, significant adverse changes in customer demand or business climate and related competitive considerations. Sunlight first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If so, Sunlight performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized by the applicable reporting unit(s). If Sunlight determines that the implied fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Sunlight has one reporting unit and, as part of its annual impairment test, determined that it was more likely than not that the implied fair value of the reporting unit in which Sunlight recorded goodwill was less than its carrying value primarily based upon market activities impacting public companies similar to Sunlight. As a result, Sunlight recorded a $224.7 million goodwill impairment charge for the period from July 9, 2021, the closing date of the Business Combination, through December 31, 2021. The carrying value of Sunlight’s goodwill changed by the following amounts:

July 9, 2021 (Successor)
Goodwill	$670,014
Accumulated impairment losses	—
670,014
Impairment losses	(224,701)
Other(a)	443
December 31, 2021 (Successor)
Goodwill	670,457
Accumulated impairment losses	(224,701)
$445,756
a.Reflects purchase price adjustments related to deferred tax liabilities created at the Closing Date of the Business Combination.

Intangible Assets, Net — Sunlight identified the following intangible assets, recorded at fair value at the Closing Date of the Business Combination, and carried at a value net of amortization over their estimated useful lives on a straight-line basis. Sunlight’s intangible assets are evaluated for impairment on at least a quarterly basis:

	Estimated Useful Life (in Years)						Carrying Value
							Successor	Predecessor
Asset	Successor			Predecessor			December 31, 2021	December 31, 2020
Contractor relationships(a)	11.5			n.a.			$350,000	$—
Capital provider relationships(b)	0.8			n.a.			43,000	—
Trademarks/ trade names(c)	10.0			n.a.			7,900	—
Developed technology(d)	3.0	—	5.0	1.0	—	3.0	8,193	11,775
							409,093	11,775
Accumulated amortization(e)(f)(g)							(43,254)	(7,242)
							$365,839	$4,533
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
e.Amounts include $8.2 million and $11.8 million of capitalized internally developed software costs at December 31, 2021 and December 31, 2020, respectively.
f.Includes amortization expense of $43.3 million for the period July 10, 2021 through December 31, 2021, $1.4 million, for the period January 1, 2021 through July 9, 2021, and $2.9 million for the year ended December 31, 2020, respectively.
g.At December 31, 2021, the approximate aggregate annual amortization expense for definite-lived intangible assets, including capitalized internally developed software costs as a component of capitalized developed technology are as follows:

	Developed Technology	Other Identified Intangible Assets	Total
2022	$1,838	$46,648	$48,486
2023	1,838	31,199	33,037
2024	1,739	31,285	33,024
2025	1,340	31,199	32,539
2026	694	31,199	31,893
Thereafter	—	186,860	186,860
	$7,449	$358,390	$365,839

Property and Equipment, Net — Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

	Estimated Useful Life (in Years)						Carrying Value
							Successor	Predecessor
Asset Category	Successor			Predecessor			December 31, 2021	December 31, 2020
Furniture, fixtures, and equipment	5			7			$1,020	$555
Computer hardware	5			5			1,108	868
Computer software	1	—	3	1	—	3	250	197
Leasehold improvements	Shorter of life of improvement or lease term						2,829	421
							5,207	2,041
Accumulated amortization and depreciation(a)							(1,138)	(849)
							$4,069	$1,192
a.Includes depreciation expense of $0.2 million for the period July 10, 2021 through December 31, 2021, $0.2 million, for the period January 1, 2021 through July 9, 2021, and $0.3 million for the year ended December 31, 2020, respectively.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with its Bank Partner, Direct Channel Partners, and contractors, each of Sunlight’s Direct Channel Partners and its Bank Partner periodically remits to Sunlight the cash related to loans the funding source has originated. Sunlight has committed to funding such amounts, less any amounts Sunlight is entitled to retain, to the relevant contractor when certain milestones relating to the installation of residential solar systems or the construction of installation of other home improvement projects underlying the consumer receivable have been reached. Sunlight presents any amounts that Sunlight retains in anticipation of a contractor completing an installation milestone as “Funding Commitments” on the accompanying Consolidated Balance Sheets, which totaled $22.7 million and $18.4 million at December 31, 2021 and December 31, 2020, respectively.

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

Distributions Payable — Prior to the Closing Date, Sunlight accrued estimated tax payments to holders of its temporary and members’ equity when earned in accordance with Sunlight Financial LLC’s organizational agreements. In December 2020, Sunlight accrued $1.3 million, $1.2 million, and $5.0 million, or $4.38, $5.33, and $13.34 per unit, payable to Class A-1, A-2, and A-3 Units, respectively. Sunlight recorded such estimated tax payments in “Distributions Payable” on the accompanying Consolidated Balance Sheet at December 31, 2020, which Sunlight paid during the period January 1, 2021 through July 9, 2021.

Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities — At each of December 31, 2021 and December 31, 2020, (a) other assets included Sunlight’s contract derivatives, prepaid expenses, accounts receivable, and interest receivable, and (b) accounts payable, accrued expenses, and other liabilities included Sunlight’s guarantee liability, accrued compensation, deferred rent, and other payables. At December 31, 2020, other assets also included deferred financing costs.

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

Income Recognition

Revenue Recognition — Sunlight recognizes revenue from (a) platform fees on the Direct Channel Loans when the Direct Channel Partner funds the Loans and on the Indirect Channel Loans when the Indirect Channel Loan Purchaser buys the Loans from the balance sheet of Sunlight’s Bank Partner and (b) loan portfolio management, servicing, and administration services on a monthly basis as Sunlight provides such services for that month. Sunlight’s contracts include the following groups of similar services, which do not include any significant financing components:

	Successor	Predecessor
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	For the Year Ended December 31, 2020
Platform fees, net(a)	$56,783	$50,757	$66,853
Other revenues(b)	4,891	2,307	2,711
	$61,674	$53,064	$69,564
a.Amounts presented net of variable consideration in the form of rebates to certain contractors. Includes platform fees from affiliates of $0.2 million and $0.3 million for the period January 1, 2021 through July 9, 2021, and the year ended December 31, 2020, respectively. (Note 9).

b.Includes loan portfolio management, administration, and other ancillary fees Sunlight earns that are incidental to its primary operations. Sunlight earned $0.1 million for the period July 10, 2021 through December 31, 2021, $0.1 million for the period January 1, 2021 through July 9, 2021, and $0.2 million for the year ended December 31, 2020, respectively, in administrative fees from an affiliate. (Note 9).

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

The contracts under which Sunlight (a) arranges Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems and (b) earns income from the prepayment of certain of those Indirect Channel Loans sold to an Indirect Channel Loan Purchaser are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight records realized gains on the derivatives within “Realized Gains on Contract Derivative, Net” in the accompanying Consolidated Statements of Operations. Sunlight realized gains of $2.9 million and $3.0 million for the periods July 10, 2021 through December 31, 2021 and January 1, 2021 through July 9, 2021 and $0.1 million for the year ended December 31, 2020, respectively, in connection with these contracts (Note 4). However, Sunlight recognized platform fee revenue of $0.2 million for its facilitation of direct channel home improvement loans.

Other Revenues — Sunlight provides monthly services in connection with the portfolio management, servicing, and administration of Loans originated by certain Direct Channel Partners, Sunlight’s Bank Partner, and an Indirect Channel Loan Purchaser. Such services may include the reporting of loan performance information, administration of servicing performed by third parties, and portfolio management services.

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

Compensation and Benefits — Management expenses salaries, benefits, and equity-based compensation as services are provided. “Compensation and Benefits” in the accompanying Consolidated Statements of Operations includes expenses not otherwise included in Sunlight’s cost of revenues, such as compensation costs associated with information technology, sales and marketing, product management, and overhead.

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

In accordance with the operating agreement of Sunlight Financial LLC, to the extent possible without impairing its ability to continue to conduct its business and activities, and in order to permit its member to pay taxes on the taxable income allocated to those members, Sunlight Financial LLC is required to make distributions to the member in the amount equal to the estimated tax liability of the member computed as if the member paid income tax at the highest marginal federal and state rate applicable to a corporate entity or individual resident in New York, New York to the extent Sunlight’s operations generate taxable income for the applicable member. Sunlight did not declare any distributions for the year ended December 31, 2021. During the year ended December 31, 2020, Sunlight Financial LLC declared $7.5 million in distributions to its unitholders.

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

The following is an estimate of the fair value of consideration transferred and a preliminary purchase price allocation in connection with the Business Combination:

Amount
Purchase Consideration
Equity consideration paid to existing Sunlight Financial LLC ownership in Class A Common Stock, net(a)	$357,800
Rollover of Sunlight Financial LLC historical warrants	2,499
Cash consideration to existing Sunlight Financial LLC interests, net(b)	296,281
Cash paid for seller transaction costs	8,289
$664,869
Fair Value of Net Assets Acquired
Cash and cash equivalents	$59,786
Restricted cash	3,844
Advances	42,622
Financing receivables	5,117
Goodwill(c)	670,457
Intangible assets(d)	407,600
Property and equipment	1,047
Due from affiliates	1,839
Other assets	4,561
Accounts payable and accrued expenses	(19,210)
Funding commitments	(21,485)
Debt	(20,613)
Due to affiliates	(761)
Warrants, at fair value	—
Deferred tax liability	(42,212)
Other liabilities	(512)
Fair value of noncontrolling interests(e)	(427,211)
$664,869
a.Equity consideration paid to Blocker Holders consisted of the following:

Common Class A shares	38,151,192
Fair value per share	$9.46
Equity consideration paid to existing Blocker Holders	$360,910
Acceleration of post business combination expense	(3,110)
Equity consideration paid to Sellers, net	$357,800
b.Net of $0.0 million acceleration of post business combination expense.
c.Goodwill, as a component of the step-up in tax basis from the Business Combination, is tax deductible for the Company in the estimated amount $149.7 million.
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

	For the Year Ended December 31,
	2021	2020
Total revenues	$114,738	$69,564
Net income (loss) before income taxes	(217,023)	(99,905)
Income tax benefit	3,038	15,138
Noncontrolling interests	75,646	34,824
Net income (loss) attributable to Common Class A shareholders	(138,338)	(49,944)

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

ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract — In August 2018, the FASB issued ASU No. 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 can be applied either retrospectively or prospectively, and it is effective for Sunlight for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Sunlight adopted this guidance effective January 1, 2021 for the fiscal year ended December 31, 2021, which did not have a significant effect on the Company’s consolidated financial statements given changes under ASU 2018-15 generally align with our existing accounting treatment of implementation costs incurred in a hosting arrangement that is a service contract.

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

ASU No. 2016-02 Leases — In February 2016, FASB issued ASU No. 2016-02. The standard requires that lessees recognize a right-of-use asset and corresponding lease liability on the balance sheet for most leases. The guidance applied by a lessor under ASU No. 2016-02 is substantially similar to existing GAAP. ASU No. 2016-02, as amended, is effective for Sunlight for the quarter ended March 31, 2022. Early adoption is permitted. An entity should apply ASU No. 2016-02 by means of a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. Sunlight has identified the leases that it believes fall within the scope of ASU No. 2016-02 and is evaluating their impact on its consolidated financial statements. Sunlight has evaluated the leases it holds and does not expect ASU 2016-02 to have a material impact to its consolidated financial statements.

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

	Advances(a)	Loans and Loan Participations(b)	Total
December 31, 2021 (Successor)
Amounts outstanding	$67,077	$4,875	$71,952
Unamortized discount	—	(414)	(414)
Allowance for credit losses	(238)	(148)	(386)
Carrying value	$66,839	$4,313	$71,152
December 31, 2020 (Predecessor)
Amounts outstanding	$35,401	$6,351	$41,752
Unamortized discount	—	(893)	(893)
Allowance for credit losses	(121)	(125)	(246)
Carrying value	$35,280	$5,333	$40,613
a.Represents advance payments made by Sunlight to certain contractors, generally on a short-term basis, in anticipation of a project’s substantial completion, including a $9.0 million advance to a Sunlight contractor not associated with specific installation projects at December 31, 2021.
b.Represents (i) Sunlight’s 5.0% participation interest in a pool of residential solar loans with an aggregate UPB of $4.6 million and $6.0 million at December 31, 2021 and December 31, 2020, respectively, and (ii) Indirect Channel Loans purchased by Sunlight with an aggregate UPB of $0.3 million and $0.4 million at December 31, 2021 and December 31, 2020, respectively. No loans or loan participations were individually evaluated for impairment at December 31, 2021 or December 31, 2020.

	Successor	Predecessor
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	For the Year Ended December 31, 2020
Allowance for Credit Losses — Advances
Beginning Balance	$—	$121	$215
Provision for credit losses	358	90	(94)
Realized losses	(120)	—	—
Ending Balance	$238	$211	$121

Allowance for Credit Losses — Loans and Loan Participations
Beginning Balance	$—	$125	$96
Provision for credit losses	859	1,082	1,444
Realized losses	(711)	(1,096)	(1,415)
Ending Balance	$148	$111	$125

Changes in Carrying Value — Loans and Loan Participations
Beginning Balance	$5,105	$5,333	$5,130
Purchases, net(a)	716	1,170	2,839
Proceeds from principal repayments, net	(710)	(832)	(1,316)
Accretion of loan discount	61	123	124
Provision for credit losses	(859)	(1,082)	(1,444)
Ending Balance	$4,313	$4,712	$5,333
a.During the year ended December 31, 2020, Sunlight purchased (i) 5.0% participation interests in 1,007 loans with an aggregate UPB of $1.6 million as well as (ii) 49 Indirect Channel Loans with an aggregate UPB $1.2 million. During the periods July 10, 2021 through December 31,

2021 and January 1, 2021 through July 9, 2021, Sunlight purchased (i) 5.0% participation interests in 0 and 54 loans with an aggregate UPB of $0.0 million and $0.1 million as well as (ii) 20 and 51 Indirect Channel Loans with an aggregate UPB of $0.4 million and $1.1 million, respectively.

Advances — The following section presents certain characteristics of Sunlight’s advances.

Risk Ratings — As further described in Note 2, management evaluates Sunlight’s advances for impairment using risk ratings assigned on a scale of “1” (low risk) through “5” (higher risk). The following table allocates the advance amount outstanding based on Sunlight’s internal risk ratings:

		Total
Risk Tier(a)		Contractors	Amount Outstanding	% of Amount Outstanding
December 31, 2021 (Successor)
1	Low risk	76	$14,575	21.7%
2	Low-to-medium risk	77	38,955	58.1
3	Medium risk	17	13,547	20.2
4	Medium-to-high risk	—	—	—
5	Higher risk	—	—	—
		170	$67,077	100.0%
December 31, 2020 (Predecessor)
1	Low risk	78	$18,072	51.0%
2	Low-to-medium risk	56	16,700	47.2
3	Medium risk	4	604	1.7
4	Medium-to-high risk	—	—	—
5	Higher risk	3	25	0.1
		141	$35,401	100.0%
a.At December 31, 2021 and December 31, 2020, the average risk rating of Sunlight’s advances was 2.0 (“low-to-medium risk”) and 1.5 (“low-to-medium risk”), weighted by total advance amounts outstanding.

Delinquencies — The following table presents the payment status of advances held by Sunlight:

Payment Delinquency	Amount Outstanding(a)	% of Amount Outstanding
December 31, 2021 (Successor)
Current	$54,586	94.0%
Less than 30 days	1,956	3.4
30 days	534	0.9
60 days	361	0.6
90+ days(b)	640	1.1
	$58,077	100.0%
December 31, 2020 (Predecessor)
Current	$29,132	82.3%
Less than 30 days	3,137	8.9
30 days	1,424	4.0
60 days	672	1.9
90+ days(b)	1,036	2.9
	$35,401	100.0%
a.Excludes a $9.0 million advance to a Sunlight contractor not associated with specific installation projects and was not delinquent at December 31, 2021.
b.As further discussed in Note 2, Sunlight generally evaluates amounts delinquent for 90 days or more for impairment. Advances to contractors may remain outstanding as a result of operational and various other factors that are unrelated to the contractor’s creditworthiness. Sunlight assessed advances 90 days or more, along with other factors that included the contractor’s risk tier and historical loss experience, and established loss allowances of $0.2 million and $0.1 million at December 31, 2021 and December 31, 2020, respectively.

Concentrations — The following table presents the concentration of advances, by counterparty:

	Successor		Predecessor
	December 31, 2021		December 31, 2020
Contractor	Amount Outstanding	% of Total	Amount Outstanding	% of Total
1	$20,894	31.1%	$6,425	18.1%
2	12,470	18.6	295	0.8
3	9,496	14.2	10,429	29.5
4	2,610	3.9	437	1.2
5	2,571	3.8	36	0.1
6	2,093	3.1	1,812	5.1
7	1,745	2.6	141	0.4
8	855	1.3	712	2.0
9	633	0.9	—	—
10	570	0.8	—	—
Other(a)	13,140	19.7	15,114	42.8
	$67,077	100.0%	$35,401	100.0%
a.At December 31, 2021 and December 31, 2020, Sunlight recorded advances receivable from 160 and 131 counterparties not individually listed in the table above with average balances of $0.1 million and $0.1 million, respectively. At December 31, 2020, Sunlight recorded advances receivable from individual counterparties of $2.6 million, $0.6 million, $0.6 million, $0.5 million, and $0.5 million that represent the largest advance concentrations included in “Other,” based on the amount outstanding.

Loans and Loan Participations — The following section presents certain characteristics of Sunlight’s investments in loans and loan participations. Unless otherwise indicated, loan participation amounts are shown at Sunlight’s 5% interest in the underlying loan pool.

Delinquencies — The following table presents the payment status of loans and loan participations held by Sunlight:

Payment Delinquency(a)	Loan Participations		Bank Partner Loans		Total
	Loans	UPB	Loans	UPB	Loans	UPB	% of UPB
December 31, 2021 (Successor)
Current	3,780	$4,442	14	$268	3,794	$4,710	96.6%
Less than 30 days	73	96	1	11	74	107	2.2
30 days	15	23	—	—	15	23	0.5
60 days	10	14	—	—	10	14	0.3
90+ days	7	9	1	12	8	21	0.4
	3,885	$4,584	16	$291	3,901	$4,875	100.0%
December 31, 2020 (Predecessor)
Current	4,409	$5,760	16	$319	4,425	$6,079	95.7%
Less than 30 days	116	174	—	—	116	174	2.7
30 days	22	38	1	23	23	61	1.0
60 days	7	11	—	—	7	11	0.2
90+ days	10	14	1	12	11	26	0.4
	4,564	$5,997	18	$354	4,582	$6,351	100.0%
a.As further described in Note 2, Sunlight places loans delinquent greater than 90 days on nonaccrual status. Such Loans had carrying values of $0.0 million and $0.0 million at December 31, 2021 and December 31, 2020, respectively. Sunlight does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material.

Loan Collateral Concentrations — The following table presents the UPB of Balance Sheet Loans, including Sunlight’s relevant participation percentage of the Indirect Channel Loans underlying the participation interests held by Sunlight, based upon the state in which the borrower lived at the time of loan origination:

	Successor		Predecessor
	December 31, 2021		December 31, 2020
State	UPB	% of Total	UPB	% of Total
Texas	$930	19.1%	$1,203	18.9%
California	867	17.8	1,111	17.5
Florida	423	8.7	555	8.7
New York	325	6.7	403	6.3
New Jersey	302	6.2	376	5.9
Arizona	220	4.5	312	4.9
Pennsylvania	202	4.1	274	4.3
Massachusetts	201	4.1	223	3.5
South Carolina	178	3.7	234	3.7
Missouri	135	2.8	228	3.6
Other(a)	1,092	22.3	1,432	22.7
	$4,875	100.0%	$6,351	100.0%
a.Sunlight only participates in residential solar loans originated within the United States, including 31 and 31 states not individually listed in the table above, none of which individually amount to more than 2.6% and 2.7% of the UPB at December 31, 2021 and December 31, 2020, respectively.

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

In January 2019, Sunlight entered into an agreement with its Bank Partner to arrange Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems. The agreement (a) entitles Sunlight to cash flows collected from the portfolio of Indirect Channel Loans held by its Bank Partner in excess of a contractual rate, based upon one-month LIBOR plus a fixed spread, and (b) requires Sunlight to pay its Bank Partner for portfolio cash flows below such contractual rate. This contractual arrangement incorporates interest rate and credit risks related to the risk of default on Indirect Channel Loans held by its Bank Partner that results from a borrower’s inability or unwillingness to make contractually required payments.

In February 2021, Sunlight entered into an agreement with an Indirect Channel Loan Purchaser to purchase Indirect Channel Loans for the installation of home improvements other than residential solar energy systems. As part of that agreement, Sunlight is entitled to additional sale proceeds upon the prepayment of certain Indirect Channel Loans sold. This contractual arrangement incorporates prepayment risk related to loan prepayment rates below Sunlight’s expectations.

Sunlight’s derivative asset is recorded at fair value in the accompanying Consolidated Balance Sheets as follows:

		Successor	Predecessor
	Balance Sheet Location	December 31, 2021	December 31, 2020
Contract derivative 1	Other assets	$1,076	$1,435
Contract derivative 2	Other assets	335	—
		$1,411	$1,435

The following table summarizes notional amounts related to derivatives:

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Contract derivative 1(a)	$38,879	$59,770
Contract derivative 2(b)	37,891	n.a.
a.Represents the carrying value of Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems held by Sunlight’s Bank Partner.
b.Represents the unpaid principal balance of the Loans at time of sale to the Indirect Channel Loan Purchaser for which Sunlight is entitled to income in the event of prepayment of the Indirect Channel Loan.

The following table summarizes all income (loss) recorded in relation to derivatives:

	Successor	Predecessor
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	For the Year Ended December 31, 2020
Change in fair value of contract derivatives, net
Contract derivative 1	$573	$(932)	$1,435
Contract derivative 2	65	270	n.a.
	$638	$(662)	$1,435
Realized gains on contract derivatives, net
Contract derivative 1	$2,789	$2,950	$103
Contract derivative 2	77	42	n.a.
	$2,866	$2,992	$103

Note 5. Debt Obligations

Debt consists of the following:

	Successor							Predecessor
	December 31, 2021							December 31, 2020
	Month Issued	Outstanding Face Amount	Carrying Value	Maximum Facility Size	Final Stated Maturity	Weighted Average		Carrying Value(a)
						Funding Cost	Life (Years)
Revolving credit facility(a)	Apr 2021	$20,613	$20,613	$30,000	Apr 2023	5.1%	1.3	$14,625
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

Activities — Activities related to the carrying value of Sunlight’s debt obligations were as follows:

	Successor	Predecessor
	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	For the Year Ended December 31, 2020
Beginning Balance	$20,613	$14,625	$11,811
Borrowings	—	20,746	8,713
Repayments	—	(14,758)	(5,899)
Amortization of deferred financing costs(a)	—	—	—
Ending Balance	$20,613	$20,613	$14,625
a.Excludes $0.0 million amortization of deferred financing costs included in “Other Assets” in the accompanying Consolidated Balance Sheets for the periods July 10, 2021 through December 31, 2021 as well as $0.0 million and $0.0 million amortization for the period January 1, 2021 through July 9, 2021 and the year ended December 31, 2020, respectively. Sunlight includes amortization of these costs within “Depreciation and Amortization” in the accompanying Consolidated Statements of Operations. Unamortized deferred financing costs upon closing of the Business Combination did not qualify as acquired assets; therefore, Sunlight did not have any such unamortized costs at December 31, 2021 and did not amortize any such costs for the period July 10, 2021 through December 31, 2021.

Maturities — At December 31, 2021, all of Sunlight’s debt obligations contractually mature in 2023.

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

Class A Common Stock — The Company is authorized to issue 420,000,000 shares of Class A common stock with a par value of $0.0001 per share (“Class A Share”). At December 31, 2021 and December 31, 2020, there were 84,803,687 and 34,500,000 shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share (“Class B Share” or “Founder Share”).

In August 2020, 11,500,000 Founder Shares were issued to Sponsor in exchange for the payment of $25,000 of certain offering costs on behalf of the Company, or approximately $0.002 per share. In October 2020, the Sponsor transferred 50,000 Founder Shares to each of the two independent director nominees at their original purchase price. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500 Founder Shares, which the Company cancelled. Also in November 2020, the Company effected a stock dividend on the Class B common stock (which receipt of such dividends was waived by the independent director nominees), resulting in an aggregate of 8,625,000 shares of Class

B common stock outstanding. At December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

There were no shares of Class B common stock issued and outstanding at December 31, 2021. The Company cancelled 1,187,759 shares of Class B common stock upon Closing of the Business Combination in connection with the redemption of 19,227,063 shares of Class A common stock issued in the Initial Public Offering, and the remaining 7,437,241 shares of Class B common stock were automatically converted into Class A common stock at the Business Combination on a one-for-one basis.

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

Class C Common Stock — The Company is authorized to issue 65,000,000 shares of Class C common stock with a par value of $0.0001 per share (“Class C Common Stock”). At December 31, 2021, there were 47,595,455 shares of Class C common stock issued and outstanding. There were no shares of Class C common stock issued and outstanding at December 31, 2020. Each Class C Share, along with one Class EX Unit, can be exchanged for one Class A Share, subject to certain limitations. Upon exchange, Sunlight redeems and cancels the Class C common stock and Sunlight Financial LLC redeems and cancels the Class EX Unit. Class C Shares have no dividend or liquidation rights, but do have voting rights on a pari passu basis with the Class A Shares.

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

Warrants — At December 31, 2021, Sunlight has authorized Class A Shares to cover the exercise of the following outstanding warrants on its equity:

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
Subordinated Units — Prior to the Business Combination, the Class B Units were a class of equity units subordinate to Class A Units with regard to liquidation, and Sunlight’s payment of the preferred return to the Class A Units, in Class A PIK Units, diluted Class B Units’ interests in Sunlight’s equity. No Class B Units were issued, redeemed, or cancelled during the period January 1, 2021 through July 9, 2021 or the year ended December 31, 2020. At the Closing of the Business Combination, holders of Class B Units exchanged their Class B Units for cash and Class EX Units.

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

Non-Controlling Interests in Consolidated Subsidiaries — These amounts relate to equity interests in Sunlight's consolidated, but not wholly-owned subsidiaries, which are held by the Class EX unitholders.

The Sunlight Financial LLC portion of non-controlling interests is computed as follows:

Successor
For the Period July 10, 2021 to December 31, 2021
Sunlight Financial LLC net income (loss) before income taxes	$(249,993)
Sunlight Financial LLC as a percent of total(a)	35.0%
Sunlight Financial LLC net income (loss) attributable to the Class EX unitholders	$(87,528)
a.Represents the weighted average percentage of total Sunlight shareholders' net income (loss) in Sunlight Financial LLC attributable to the Class EX unitholders.

The following discloses the effects of changes in Sunlight's ownership interest in Sunlight Financial LLC on Sunlight's equity:

Successor
For the Period July 10, 2021 to December 31, 2021
Transfers (to) from non-controlling interests:
Increase in Sunlight's shareholders' equity for the delivery of Class EX Units primarily in connection with vested provisionally-vested Class EX Units	$30,379
Dilution impact of equity transactions	30,379
Net income (loss) attributable to Class A shareholders	(159,556)
Change from transfers (to) from non-controlling interests and from net income (loss) attributable to Class A shareholders	$(129,177)

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

Sunlight has granted the following outstanding awards (“Compensation Awards”) to certain employees and members of Sunlight’s Board at December 31, 2021:

	Service (in Years)(b)
Award Class(a)	Minimum	Maximum	Awards(c)
Provisionally-Vested Class A Shares	1.9	3.6	337,193
Provisionally-Vested Class EX Units	1.9	1.9	974,447
Director RSUs	1.0	1.0	75,000
Employee RSUs	3.0	4.0	2,136,129
			3,522,769
a.All awards subject solely to time-based vesting.
b.At time of grant.
c.Net of fully vested awards.

Compensation Unit Activities — Activities related to Sunlight’s equity-based compensation were as follows:

Successor

	Provisionally-Vested				RSUs
	Class A Shares		Class EX Units		Directors		Employees
	Per Share	Shares	Per Unit	Units	Per Unit	Units	Per Unit	Units
July 9, 2021 (Successor)	$—	—	$—	—	$—	—	$—	—
Issued	9.46	512,227	9.46	1,379,401	9.46	75,000	9.00	2,285,417
Vested	9.46	(78,296)	9.46	(355,596)	—	—	—	—
Forfeited or Cancelled	9.46	(96,738)	9.46	(49,358)	—	—	9.46	(149,288)
December 31, 2021 (Successor)	9.46	337,193	9.46	974,447	9.46	75,000	8.97	2,136,129

Predecessor

	Class C		LTIP
	Per Unit	Units	Per Unit	Units
December 31, 2019 (Predecessor)	$14.45	237,318	$19.54	64,046
Issued	23.62	1,205	23.62	14,678
Converted to Class C-1 Units	20.11	(1,095)	40.19	(1,607)
Converted to Class C-2 Units	11.12	(3,025)	17.36	(3,613)
Forfeited	—	—	18.61	(2,444)
December 31, 2020 (Predecessor)	14.51	234,403	20.06	71,060

December 31, 2020 (Predecessor)	$14.51	234,403	$20.06	71,060
Converted to Class C-1 Units	16.19	(181)	18.96	(377)
Converted to Class C-2 Units	11.12	(1,513)	15.64	(1,285)
July 9, 2021 (Predecessor)	14.53	232,709	20.14	69,398

Unrecognized Compensation Expense — At December 31, 2021, Sunlight has not yet recognized compensation expense for the following awards, all of which are subject solely to time-based service vesting conditions:

Type	Weighted Average Recognition Period	Awards	Amount
Provisionally-Vested Class A Shares	1.2 years	337,193	$3,101
Provisionally-Vested Class EX Units	0.7 years	974,447	9,218
Director RSUs	0.3 years	75,000	367
Employee RSUs	1.6 years	2,136,129	16,641
		3,522,769	$29,327

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

The following table summarizes the basic and diluted earnings per share calculations:

Successor
For the Period July 10, 2021 to December 31, 2021
Net Income (Loss) Per Class A Shareholders, Basic
Net income (loss) available to Class A shareholders	$(158,573)
Total weighted average shares outstanding	84,824,109
Net Income (Loss) Per Class A Shareholders, Basic	$(1.87)

Net Income (Loss) Per Class A Shareholders, Diluted
Net income (loss) available to Class A shareholders	$(158,573)
Total weighted average shares outstanding	84,824,109
Net Income (Loss) Per Class A Shareholders, Diluted	$(1.87)

Net income (loss) available to Class A shareholders
Net Income (Loss)	$(247,084)
Noncontrolling interests in loss of consolidated subsidiaries	87,528
Other weighting adjustments	983
Net Income (Loss) Attributable to Class A Shareholders	(158,573)
Noncontrolling interests in income (loss) of Sunlight Financial LLC, net of assumed corporate income taxes at enacted rates, attributable to Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	—
Net income (loss) available to Class A shareholders, diluted	$(158,573)

Weighted Average Units Outstanding
Class A shares outstanding	84,824,109
Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	—
Incremental Class A Shares attributable to dilutive effect of warrants(b)	—
Total weighted average shares outstanding, diluted	84,824,109
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

The Class C Shares have no net income (loss) per share as they do not participate in Sunlight’s earnings (losses) or distributions. Sunlight determined the presentation of earnings per unit during the predecessor periods is not meaningful. Therefore, the earnings per unit information has not been presented for the predecessor periods.

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

Successor
Common Shares From	For the Period July 10, 2021 to December 31, 2021
Class EX Units	46,354,679
Warrants(a)	27,150,000
Other warrants	627,780
Unvested Class EX Units	1,240,776
RSUs(b)	2,085,501
77,458,736

a.Includes Public Warrants and Private Placement Warrants.
b.Includes RSUs awards to directors and employees.

There were no dividends declared for Sunlight’s Class A common stock during the period July 10, 2021 through December 31, 2021.

Note 7. Fair Value Measurement

The carrying values and fair values of Sunlight’s assets and liabilities recorded at fair value on a recurring or non-recurring basis, as well as other financial instruments for which fair value is disclosed, at December 31, 2021 and December 31, 2020 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
December 31, 2021 (Successor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	$4,584	$4,051	$—	$—	$4,260	$4,260
Loans, held-for-investment	291	262	—	—	250	250
Cash and cash equivalents	91,882	91,882	91,882	—	—	91,882
Restricted cash	2,018	2,018	2,018	—	—	2,018
Contract derivatives	76,770	1,411	—	—	1,411	1,411

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	19,007	—	—	19,007	19,007
Guarantee obligation	n.a.	418	—	—	418	418

December 31, 2020 (Predecessor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	5,997	5,029	—	—	5,140	5,140
Loans, held-for-investment	354	304	—	—	310	310
Cash and cash equivalents	49,583	49,583	49,583	—	—	49,583
Restricted cash	3,122	3,122	3,122	—	—	3,122
Contract derivatives	59,770	1,435	—	—	1,435	1,435

Liabilities:
Debt	14,625	14,625	—	—	14,625	14,625
Warrants	4,700	5,643	—	—	5,643	5,643
Guarantee obligation	n.a.	839	—	—	839	839

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

Sunlight’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Assets	Liabilities
	Contract Derivatives	Warrants
December 31, 2020 (Predecessor)	$1,435	$5,643
Transfers(a)
Transfers to Level 3	—	41,591
Transfers from Level 3	—	(11,148)
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	5,504
Included in change in fair value of contract derivatives, net	(662)	—
Included in realized gains on contract derivatives, net	2,992	—
Payments, net	(2,992)	—
July 9, 2021 (Predecessor)	773	41,590
Transfers(a)
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	(22,583)
Included in change in fair value of contract derivatives, net	638	—
Included in realized gains on contract derivatives, net	2,866	—
Payments, net	(2,866)	—
December 31, 2021 (Successor)	$1,411	$19,007

December 31, 2019 (Predecessor)	$—	$133
Transfers(a)
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	5,510
Included in change in fair value of contract derivatives, net	1,435	—
Included in realized gains on contract derivatives, net	103	—
Payments, net	(103)	—
December 31, 2020 (Predecessor)	$1,435	$5,643
a.Transfers are assumed to occur at the beginning of the respective period, except transfers that occurred at the Closing Date of the Business Combination.
b.Changes in the fair value of liabilities shown as losses included in net income.

Contract Derivative Valuation — Fair value estimates of Sunlight's contract derivatives are based on an internal pricing model that uses a discounted cash flow valuation technique, incorporates significant unobservable inputs, and includes assumptions that are inherently subjective and imprecise. Significant inputs used in the valuation of Sunlight’s contract derivatives include:

Contract Derivative	Significant Inputs
1	Inputs include expected cash flows from the financing and sale of applicable Indirect Channel Loans and discount rates that market participants would expect for the Indirect Channel Loans. Significant increases (decreases) in the discount rates in isolation would result in a significantly lower (higher) fair value measurement.
2	Inputs include expected prepayment rate of applicable Indirect Channel Loans sold to the Indirect Channel Loan Purchaser. Significant increases (decreases) in the expected prepayment rate in isolation would result in a significantly higher (lower) fair value measurement.

The following significant assumptions were used to value Sunlight’s contract derivative:

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Contract Derivative 1
Discount rate	10.0%	8.1%
Weighted average life (in years)	0.2	0.3
Contract Derivative 2
Expected prepayment rate	75.0%	n.a.

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

Successor
Assumption	December 31, 2021
Class A common share value per share(a)	$4.78
Implied volatility(a)	48.0%
Dividend yield(b)	—%
Time to expiry (in years)(a)	4.5
Risk free rate(a)	1.2%
a.Significant increases in these assumptions in isolation would result in a higher fair value measurement.
b.Significant increases in these assumptions in isolation would result in a lower fair value measurement.

Predecessor

To determine the fair value of warrants at December 31, 2020 and the grant-date value of each Class C Unit and LTIP Unit granted prior to the Business Combination during the periods January 1, 2021 through July 9, 2021 and the year ended December 31, 2020, an independent third-party valuation firm (a) used an income valuation approach to determine the fair value of Sunlight’s equity on a quarterly basis and (b) allocated that fair value to each class of interest in Sunlight’s equity and warrants thereon on a per unit basis using an option pricing method. Sunlight determined the grant-date fair value of an award using the value at the quarter-end closest to the grant date of the award. Significant increases (decreases) in the cost of equity, volatility, tax rate, and equity term in isolation would result in a significantly lower (higher) fair value measurement. The following significant assumptions were used to value Sunlight’s equity and warrants thereon, on a weighted-average basis:

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

Goodwill — As part of its annual goodwill impairment test, Sunlight valued its single reporting unit using an equal-weighted valuation methodology, which incorporated (a) an income approach using a discounted cash flow analysis and (b) a market approach using publicly-traded companies similar to Sunlight.

Note 8. Taxes

During the period July 10, 2021 through December 31, 2021, the significant components of income tax expense consisted of the following:

For the Period July 10, 2021 to December 31, 2021
Net Income (Loss) Before Income Taxes	$(250,588)

Income Tax Expense (Benefit)
Current
Federal	$1,708
State and local	312
2,020
Deferred
Federal	(4,603)
State and local	(921)
(5,524)
Total
Federal	(2,895)
State and local	(609)
$(3,504)

Total loss before taxes is $250.6 million The total current federal and state income tax expense is $2.0 million with a total deferred federal and state income tax benefit of $5.5 million, for a total tax benefit of $3.5 million.

During the period July 10, 2021 through December 31, 2021, Sunlight’s effective income tax rate varied from the U.S. statutory tax rate that was in effect during the period as follows:

	For the Period July 10, 2021 to December 31, 2021
Net Income (Loss) Before Income Taxes	$(250,588)
Statutory U.S Income Tax Rate	21.0%
Income tax expense (benefit), at statutory U.S. federal rate	$(52,623)	21.0%

State and local taxes	(674)	0.3
Goodwill impairment	30,658	(12.2)
Change in fair value of warrant liabilities	(3,081)	1.2
Noncontrolling interests in loss of consolidated subsidiaries	18,390	(7.3)
Business Combination compensation expense	3,662	(1.5)
Other	164	(0.1)
Income tax expense (benefit)	$(3,504)	1.4

Sunlight’s effective income tax rate during the period July 10, 2021 through December 31, 2021 is 1.4%. The difference between Sunlight’s statutory and effective tax rate is primarily due to the permanent adjustments for goodwill impairment of $30.7 million, changes in the value of warrant liabilities of $3.1 million and noncontrolling interest in subsidiaries of $18.4 million.

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities are as follows:

For the Period July 10, 2021 to December 31, 2021
Deferred tax liabilities
Investment in Sunlight Financial LLC	(36,686)
Deferred tax asset (liability), net	$(36,686)

At December 31, 2021, Sunlight had deferred tax liabilities of $36.7 million, of which the most significant deferred tax liability is depreciation and amortization of $35.4 million.

Sunlight recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in Sunlight's Consolidated Statements of Operations. As of December 31, 2021 and December 31, 2020, Sunlight did not have any material uncertain tax positions. Any uncertain tax position taken by any of the Class EX unitholders is not an uncertain tax position of Sunlight Financial LLC.

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

The Business Combination did not create a TRA liability, and Sunlight has not recognized a TRA liability through December 31, 2021, as there were no exchanges of Sunlight Financial LLC’s partnership equity held by members prior to the Business Combination for interests in Sunlight Financial Holdings Inc. subject to the TRA.

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

Hudson SL Portfolio Holdings LLC (“HSPH”) — In February 2018, Sunlight entered into an administrative services agreement with HSPH, indirectly owned by members of Sunlight and SL Investor III LLC, where Sunlight agreed to provide certain services to Solar Loan Management LLC, an affiliate of Hudson Sustainable Investment Management, LLC and HSPH. These services generally include special servicing administration, ongoing accounting work, all calculations related to the purchase and financing of certain Loans under the forward flow agreement and the senior financing, and other services that would be expected of the sponsor of a securitized pool of loans. During the year ended December 31, 2021 and 2020, Sunlight was paid $0.2 million and $0.2 million, respectively, for such services. Upon departure of the former member of Sunlight’s board of directors upon closing of the Business Combination, Sunlight no longer considers HSPH a related party.

Tiger Infrastructure Partners (“Tiger”) — In September 2015, Sunlight entered into a management agreement with Tiger. Under the terms of the agreement, Sunlight pays Tiger a management fee of $50,000 per calendar quarter for strategic financial services provided by Tiger to Sunlight. In addition to the management fee, Sunlight reimbursed $0.4 million and $0.0 million during the years ended December 31, 2021 and 2020, respectively.This management agreement terminated upon closing of the Business Combination.

Financing Program Agreement — In May 2018, Sunlight entered into a financing program agreement with Lumina Solar, Inc. (“Lumina”), pursuant to which Sunlight facilitates financing for consumers that purchase residential solar energy power systems from Lumina. A former member of Sunlight’s board of directors and a former officer of Sunlight are stockholders of, and actively involved in the management of, Lumina. Sunlight received approximately $0.2 million and $0.3 million in revenue for the period July 10, 2021 through December 31, 2021 and the year ended December 31, 2020, respectively. Upon departure of the former member of Sunlight’s board of directors upon closing of the Business Combination, Sunlight no longer considers Lumina a related party.

Estimated Tax Distributions — Sunlight Financial LLC distributes cash to its unitholders using allocations of estimated taxable income it expects to generate. As Sunlight revises its estimate of taxable income or loss, the allocation of taxable income to its unitholders may change, resulting in amounts due to, or from, certain unitholders. At December 31, 2021 and 2020, Sunlight declared distributions of $0.0 million and $7.5 million, respectively, that it had not yet paid, shown as “Distributions Payable” in the accompanying Consolidated Balance Sheets. Sunlight paid estimated tax distributions of $7.5 million and $2.0 million during the years ended December 31, 2021 and 2020, respectively.

Note 10. Commitments and Contingencies

Sunlight was subject to the following commitments and contingencies at December 31, 2021.

Litigation — From time to time, Sunlight may be involved in various claims and legal actions arising in the ordinary course of business. Sunlight establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

At December 31, 2021, Sunlight was not involved in any material legal proceedings regarding claims or legal actions against Sunlight.

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

Advances — Sunlight provides a contractually agreed upon percentage of cash to a contractor related to a Loan that has not yet been funded by either a Direct Channel Partner or its Bank Partner as well as amounts funded to contractors in anticipation of loan funding. At December 31, 2021, Sunlight has committed to advance up to $230.6 million for unfunded, approved Loans submitted by eligible contractors and other contingently committed amounts, of which Sunlight advanced $67.1 million included in “Advances” in the accompanying Consolidated Balance Sheets.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with contractors, Direct Channel Partners, and Bank Partner, the funding source periodically remits to Sunlight the cash related to Loans it has originated. Sunlight has committed to funding such amounts to the relevant contractor when certain milestones have been reached relating to the installation of residential solar system, or other home improvement equipment, underlying the consumer receivable. Any amounts retained by Sunlight in anticipation of an installation milestone being reached are included in “Funding Commitments” in the accompanying Consolidated Balance Sheets, totaling $22.7 million at December 31, 2021.

Loan Guarantees — Sunlight is required to guarantee the performance of certain Indirect Channel Loans, which it is required to repurchase in the event Sunlight is unable to facilitate the sale of such loans, and certain Direct Channel Loans. Upon repurchase, Sunlight may attempt to recover any contractual amounts owed by the borrower or from the contractor (in the event of a contractor’s nonperformance). Sunlight repurchased and wrote off 20 loans, totaling $0.4 million, for the period July 10, 2021 through December 31, 2021 as well as 60 and 49 loans, totaling $1.3 million and $1.1 million, for the period January 1, 2021 through July 9, 2021 and the year ended December 31, 2020, respectively, associated with these guarantees. At December 31, 2021, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $52.8 million, and Sunlight recorded a $0.4 million liability presented within “Other Liabilities” in the accompanying Consolidated Balance Sheets. At December 31, 2021, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s Bank Partner and certain Direct Channel Partners that were delinquent more than 90 days was $0.1 million.

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

Sunlight Rewards™ Program — Sunlight Rewards™ allows solar salespeople to earn points for selling Sunlight-facilitated loans. These individuals can gain “status” for their own overall loyalty, track their points, and choose to redeem points for quality awards. If all points earned under the Sunlight Rewards™ Program were redeemed at December 31, 2021, Sunlight would pay $3.0 million, and Sunlight recorded a liability of $1.8 million.

Non-Cancelable Operating Leases — Sunlight's non-cancelable operating leases consist of office space leases. Certain lease agreements include rent concessions and leasehold improvement incentives. In addition to base rentals, certain lease agreements are subject to escalation provisions and rent expense is recognized on a straight‑line basis over the term of the lease agreement.

At December 31, 2021, the approximate aggregate annual minimum future lease payments required on the operating leases are as follows:

2022	$1,348
2023	1,510
2024	1,553
2025	1,746
2026	1,790
Thereafter	4,856
$12,803

During the periods July 10, 2021 through December 31, 2021 and January 1, 2021 through July 9, 2021, total lease expense was $0.7 million and $0.9 million, respectively, of which Sunlight accrued $0.1 million not yet paid at December 31, 2021. During the year ended December 31, 2020, total lease expense was $1.1 million, which Sunlight paid in full.

Note 11. Subsequent Events

The following events occurred subsequent to December 31, 2021 through the issuance date of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined by Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and has designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

As discussed elsewhere in this report, we completed the Business Combination on July 9, 2021. Prior to the Business Combination, Sunlight was a private company and therefore its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control Over Financial Reporting

Spartan Acquisition Corp. II, a non-operating public shell company and legal acquirer of Sunlight identified a material weakness in its internal control over financial reporting prior to the Business Combination resulting from improper classification of its warrants. Since the issuance on November 30, 2020, its warrants were accounted for as equity within its balance sheet. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, management of Spartan Acquisition Corp. II concluded that its warrants should be presented as liabilities with subsequent fair value remeasurement.

At the Company's internal control assessment date, the internal controls of Spartan Acquisition Corp. II no longer exist.

As discussed elsewhere in this Annual Report on Form 10-K, Sunlight completed the Business Combination on July 9, 2021 and its management is engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of Sunlight's post-Business Combination operations.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The Sunlight Board of Directors has adopted a Code of Business Conduct & Ethics (the “Code of Conduct”), effective as of July 9, 2021. The Code of Conduct applies to all of Sunlight’s employees, officers and directors, as well as all of Sunlight’s contractors, consultants, suppliers and agents in connection with their work for Sunlight. The Code of Conduct clarifies (i) the types of permitted conduct under such code, including business activities and opportunities and (ii) procedures for the reporting, oversight and investigation of alleged violations of the Code of Conduct. The full text of Sunlight’s Code of Conduct is posted on Sunlight’s website at https://sunlightfinancial.com/investors under the Leadership & Governance section. Sunlight intends to disclose future amendments to, or waivers of, Sunlight’s Code of Conduct, as and to the extent required by SEC regulations, at the same location on Sunlight’s website identified above or in public filings with the SEC from time to time.

The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Proposal 1 — Election of Directors”, “— Class I Nominees for Election for a Three-Year Term Expiring at the 2025 Annual Meeting”, “Board of Directors and Corporate Governance — Class II Directors Continuing in Office until the 2023 Annual Meeting”, “— Class III Directors Continuing in Office until the 2024 Annual Meeting”, “— Audit Committee”, “— Corporate Governance]”, “Executive Officers”, and, “Executive Compensation — Delinquent Section 16(a) Reports”, and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year end of December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Fiscal Year 2021 Summary Compensation Table”, “— Narrative Disclosure to Summary Compensation Table”, “— Outstanding Equity Awards at Fiscal Year 2021 Year-End”, and “Board of Directors and Corporate Governance — 2021 Director Compensation Table”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the heading “Beneficial Ownership of Securities” and “Executive Compensation — Securities Authorized for Issuance under Equity Compensation Plans”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Certain Relationships and Related Party Transactions”, and “Board of Directors and Corporate Governance — Corporate Governance — Independence of Board of Directors”, “— Audit Committee”, “— Compensation Committee” and “— Nominating, Governance & ESG Committee”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the heading “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services”, “— Pre-Approval Policies and Procedures”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Financial Statements

See Item 8 above.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, the amounts involved are not material, or the information required to be presented is included in the Company’s financial statements and related notes.

3. Exhibits:

Exhibit Number	Description
2.1**
Business Combination Agreement, dated as of January 23, 2021, by and among Spartan, the Spartan Subsidiaries, FTV Blocker, Tiger Blocker and Sunlight (incorporated by reference to Annex A to the Company’s proxy statement/prospectus on Form 424(b)(3) (File No. 333-254589) filed with the SEC on June 21, 2021).

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

4.4*	Description of Securities.
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
10.4**
Letter Agreement, dated November 24, 2020, among the Spartan, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.1 to Spartan’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020).

10.5**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Spartan’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on October 9, 2020).
10.6**
Securities Subscription Agreement, dated August 17, 2020 between Spartan and Sponsor (incorporated by reference to Exhibit 10.5 to Spartan’s Registration Statement on Form S-1 (File No. 333-249430) filed with the SEC on October 9, 2020).

10.7**
Private Placement Warrants Purchase Agreement, dated November 24, 2020, between Spartan and the Sponsor incorporated by reference to Exhibit 10.5 to the Spartan’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020).

10.8**
Form of Lock-Up Agreement for large shareholders (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Spartan’s Registration Statement on Form S-4 (Reg. No. 333-254589), filed with the SEC on June 1, 2021).

10.9**
Form of Lock-Up Agreement for small shareholders (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Spartan’s Registration Statement on Form S-4 (Reg. No. 333-254589), filed with the SEC on June 1, 2021).

10.10**
Form of Lock-Up Agreement for Sunlight Executives (incorporated by reference to Exhibit 10.14 Amendment No. 2 to Spartan’s Registration Statement on Form S-4 (Reg. No. 333-254589), filed with the SEC on June 1, 2021).

10.11**
Founders Stock Agreement, dated January 23, 2021 by and between Spartan, the Sponsor and the initial stockholders (incorporated by reference to Exhibit 10.1 to Spartan’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020).

10.12**
Letter Agreement Amendment, dated January 23, 2021 among Spartan, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.2 to the Spartan’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 1, 2020).

10.13**
Tax Receivable Agreement by and among the Company, the TRA Holders and the Agent (incorporated by reference to Exhibit 10.13 to the Company’s Current Report Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021.

10.14**
Indemnity Agreement, dated January 23, 2021, among Spartan, the Blockers, FTV Blocker Holder, the Spartan Subsidiaries and Sunlight (incorporated by reference to as Exhibit 10.16 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on March 22, 2021).

10.15**
Company Support Agreement, dated January 23, 2021, among Spartan, the Spartan Subsidiaries, the Blockers and Sunlight (incorporated by reference to Exhibit 10.17 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589), filed with the SEC on March 22, 2021).

10.16**
Investor Rights Agreement, dated July 9, 2021, by and among the Company, and certain stockholders and equityholders of the Company (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021).

10.17**
Amended and Restated Loan Sale Agreement, dated as of February 12, 2018, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.18**
First Amendment to Amended and Restated Loan Sale Agreement, dated as of August 28, 2019, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.19**
Seventh Amendment to First Amended and Restated Loan Program Agreement and Second Amendment to Amended and Restated Loan Sale Agreement, dated as of June 3, 2020, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.20**
Omnibus Waiver and Tenth Amendment to First Amended and Restated Loan Program Agreement and Waiver and Third Amendment to Amended and Restated Loan Sale Agreement, dated January 28, 2021, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.21**
First Amended and Restated Loan Program Agreement, dated as of February 12, 2018, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.22**
Third Amendment to Residential Solar Energy Loan Program Agreement, undated, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.23**
Fee Letter to First Amended and Restated Loan Program Agreement, as amended, dated February 18, 2020 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.24**
Fee Letter to First Amended and Restated Loan Program Agreement, as amended, dated June 18, 2018 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.25**
Fourth Amendment to Loan Program Agreement, dated March 8, 2019, by and between Cross River Bank and Sunlight (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.26**
Fifth Amendment to First Amended and Restated Loan Program Agreement, dated December 1, 2019, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.27**
Sixth Amendment to First Amended and Restated Loan Program Agreement, dated March 31, 2020, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.28**
Eighth Amendment to First Amended and Restated Loan Program Agreement, dated January 5, 2021, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.29**
Ninth Amendment to First Amended and Restated Loan Program Agreement, dated February 17, 2021, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.30**
Loan and Security Agreement, dated as of April 26, 2021, between Sunlight Financial LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.31**†	Form of Employment Agreement (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).
10.32**†
Employment Agreement, effective as of July 9, 2021, by and between Sunlight Financial Holdings Inc. and Matthew Potere (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39739) filed with the SEC on November 15 ,2021).

10.33**†
Employment Agreement, effective as of July 9, 2021, by and between Sunlight Financial Holdings Inc. and Barry Edinburg (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39739) filed with the SEC on November 15, 2021).

10.34**†
Employment Agreement, effective as of July 9, 2021, by and between Sunlight Financial Holdings Inc. and Timothy Parsons (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39739) filed with the SEC on November 15 ,2021).

10.35**
Form of Restrictive Covenants Agreement (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.36**
Form of Indemnity Agreement for Sunlight Executives (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39739) filed with the SEC on November 15, 2021).

10.37**	Form of Day 1 RSU Agreement (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).
10.38*	Eleventh Amendment to First Amended and Restated Loan Program Agreement, dated March 30, 2021, by and between Cross River Bank and Sunlight Financial LLC.
10.39*	Twelfth Amendment to First Amended and Restated Loan Program Agreement, dated June 14, 2021, by and between Cross River Bank and Sunlight Financial LLC.
10.40*	Thirteenth Amendment to First Amended and Restated Loan Program Agreement, dated August 3, 2021, by and between Cross River Bank and Sunlight Financial LLC.

10.41*	Fourteenth Amendment to First Amended and Restated Loan Program Agreement, dated September 3, 2021, by and between Cross River Bank and Sunlight Financial LLC.
10.42*	First Amendment to Loan and Security Agreement, dated August 27, 2021, by and between Sunlight Financial LLC and Silicon Valley Bank.
10.43*	Second Amendment to Loan and Security Agreement, dated November 19, 2021, by and between Sunlight Financial LLC and Silicon Valley Bank.
16.1**
Letter from WithumSmith+Brown, PC to the U.S. Securities and Exchange Commission dated July 15, 2021(incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on July 15, 2021).

21.1*	List of Subsidiaries.
23.1*	Consent of RSM US LLP.
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

32.1*	Certification of Chief Executive Officer of Sunlight Financial Holdings Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of Sunlight Financial Holdings Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101	The following materials from Sunlight Financial Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Incorporated by reference to prior filing.
†    Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

SUNLIGHT FINANCIAL HOLDINGS INC.

By:	/s/ Matthew Potere
Matthew Potere
Chief Executive Officer
(Principal Executive Officer)
March 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Potere
Matthew Potere	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2022
/s/ Barry Edinburg
Barry Edinburg	Chief Financial Officer (Principal Financial Officer)	March 29, 2022
/s/ William B. Miller
William B. Miller	Principal Accounting Officer (Principal Accounting Officer)	March 29, 2022
/s/ Brad Bernstein
Brad Bernstein	Director	March 29, 2022
/s/ Jeanette Gorgas
Jeanette Gorgas	Director	March 29, 2022
/s/ Emil W. Henry, Jr.
Emil W. Henry, Jr.	Chairman of the Board	March 29, 2022
/s/ Toan Huynh
Toan Huynh	Director	March 29, 2022
/s/ Jennifer D. Nordquist
Jennifer D. Nordquist	Director	March 29, 2022
/s/ Philip Ryan
Philip Ryan	Director	March 29, 2022
/s/ Kenneth Shea
Kenneth Shea	Director	March 29, 2022
/s/ Joshua Siegel
Joshua Siegel	Director	March 29, 2022