Form 10-Q
period 2022-03-31
Sunlight Financial Holdings Inc.
filed 2022-05-16
CIK 1821850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Large accelerated filer    ☐    Accelerated filer    ☐
Non-accelerated filer    ☒    Smaller reporting company    ☒    Emerging growth company    ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2022, 84,786,045 shares of Class A Common stock, $0.0001 par value, and 47,595,455 shares of Class C common stock, par value $0.0001 per share, were outstanding.

SUNLIGHT FINANCIAL HOLDINGS INC.
FORM 10-Q

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUNLIGHT FINANCIAL HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor
	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$69,574	$91,882
Restricted cash	2,355	2,018
Advances (net of allowance for credit losses of $505 and $238)	86,085	66,839
Financing receivables (net of allowance for credit losses of $73 and $148)	4,126	4,313
Goodwill	445,756	445,756
Intangible assets, net	344,175	365,839
Property and equipment, net	1,723	4,069
Other assets	24,781	21,531
Total assets	$978,575	$1,002,247

Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses	$15,506	$23,386
Funding commitments	16,643	22,749
Debt	20,613	20,613
Distributions payable	1,373	—
Deferred tax liabilities	34,286	36,686
Warrants, at fair value	23,891	19,007
Other liabilities	8,180	843
Total liabilities	120,492	123,284

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock (Successor); $0.0001 par value; 35,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock (Successor); $0.0001 par value; 420,000,000 shares authorized; 86,373,596 issued; and 84,790,164 and 84,803,687 outstanding as of March 31, 2022 and December 31, 2021, respectively	9	9
Class B common stock (Successor); $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class C common stock (Successor); $0.0001 par value; 65,000,000 shares authorized; 47,595,455 issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	765,755	764,366
Accumulated deficit	(199,758)	(186,022)
Total capital	566,006	578,353
Treasury stock, at cost; 1,583,432 and 1,569,909 Class A shares as of March 31, 2022 and December 31, 2021, respectively	(15,590)	(15,535)
Total stockholders' equity	550,416	562,818
Noncontrolling interests in consolidated subsidiaries	307,667	316,145
Total equity	858,083	878,963
Total liabilities and stockholders' equity	$978,575	$1,002,247
See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Revenue	$28,231	$24,787
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	5,229	4,854
Compensation and benefits	13,125	8,012
Selling, general, and administrative	6,472	1,916
Property and technology	1,928	1,208
Depreciation and amortization	22,447	809
Provision for losses	638	736
Management fees to affiliate	—	100
	49,839	17,635
Operating income (loss)	(21,608)	7,152
Other Income (Expense), Net
Interest income	84	141
Interest expense	(260)	(255)
Change in fair value of warrant liabilities	(4,884)	(2,614)
Change in fair value of contract derivatives, net	(227)	(856)
Realized gains on contract derivatives, net	1,909	2,267
Other realized losses, net	(197)	—
Other income	176	412
Business combination expenses	—	(3,587)
	(3,399)	(4,492)
Net Income (Loss) Before Income Taxes	(25,007)	2,660
Income tax benefit (expense)	2,401	—
Net Income (Loss)	(22,606)	2,660
Noncontrolling interests in loss of consolidated subsidiaries	8,632	—
Net Income (Loss) Attributable to Class A Shareholders	$(13,974)	$2,660

Loss Per Class A Share
Net loss per Class A share
Basic	$(0.16)
Diluted	$(0.16)
Weighted average number of Class A shares outstanding
Basic	84,798,918
Diluted	84,798,918

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Successor
	Shares		Preferred Stock	Common Stock			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Class A	Class C		Class A	Class B	Class C
December 31, 2021	86,373,596	47,595,455	—	$9	$—	$—	$764,366	$(186,022)	$(15,535)	$562,818	$316,145	$878,963
Equity-based compensation	—	—	—	—	—	—	1,783	—	—	1,783	1,092	2,875
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	—	—	(55)	(55)	—	(55)
Dilution	—	—	—	—	—	—	(394)	—	—	(394)	394	—
Distribution	—	—	—	—	—	—	—	—	—	—	(1,373)	(1,373)
Cumulative ASC 842 adoption effect	—	—	—	—	—	—	—	238	—	238	41	279
Net loss	—	—	—	—	—	—	—	(13,974)	—	(13,974)	(8,632)	(22,606)
March 31, 2022	86,373,596	47,595,455	—	$9	$—	$—	$765,755	$(199,758)	$(15,590)	$550,416	$307,667	$858,083

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands)

	Predecessor
	Units				Temporary Equity				Units	Members' Equity
	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Other Ownership Interests	Other Ownership Interests	Accumulated Deficit	Total Members' Equity
December 31, 2020	376,395	225,972	296,302	78,717	$260,428	$154,286	$202,045	$47,757	53,105	$1,439	$(623,342)	$(621,903)
Preferred distributions, paid in-kind	13,457	8,079	10,593	—	11,037	6,778	8,882	—	—	—	(26,697)	(26,697)
Change in temporary equity redemption value	—	—	—	—	48,307	35,276	46,374	12,079	—	—	(142,036)	(142,036)
Equity-based compensation	—	—	—	—	—	—	—	—	1,762	11	—	11
Net income	—	—	—	—	—	—	—	—	—	—	2,660	2,660
March 31, 2021	389,852	234,051	306,895	78,717	$319,772	$196,340	$257,301	$59,836	54,867	$1,450	$(789,415)	$(787,965)

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(22,606)	$2,660
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,447	835
Provision for losses	638	736
Change in fair value of warrant liabilities	4,884	2,614
Change in fair value of contract derivatives, net	227	856
Other income	(176)	(412)
Share-based payment arrangements	3,860	11
Deferred income tax benefit	(2,401)	—
Increase (decrease) in operating capital:
Decrease (increase) in advances	(19,513)	2,771
Increase in due from affiliates	—	(1,839)
Decrease in other assets	3,949	1,665
Increase (decrease) in accounts payable and accrued expenses	(6,052)	571
Decrease in funding commitments	(6,106)	(1,916)
Increase in due to affiliates	—	1,732
Increase (decrease) in other liabilities	(281)	216
Net cash provided by (used in) operating activities	(21,130)	10,500

Cash Flows From Investing Activities
Return of investments in loan pool participation and loan principal repayments	307	419
Payments to acquire loans and participations in loan pools	(448)	(842)
Payments to acquire property and equipment	(645)	(709)
Net cash used in investing activities	(786)	(1,132)

Cash Flows From Financing Activities
Payments for share-based payment tax withholding	(55)	—
Payment of capital distributions	—	(6,757)
Net cash used in financing activities	(55)	(6,757)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(21,971)	2,611

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	93,900	52,705

Cash, Cash Equivalents, and Restricted Cash, End of Period	$71,929	$55,316

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$260	$229

Noncash Investing and Financing Activities
Distributions declared, but not paid	$1,373	$—
Preferred dividends, paid in-kind	—	26,697
Change in temporary equity redemption value	—	142,036
Capital expenditures incurred but not yet paid	200	—
See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share, per share, unit, and per unit data)

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

Indirect Channel Loans — Sunlight arranges for other Loans (“Indirect Channel Loans”) to be originated by Sunlight’s issuing bank partner (“Bank Partner”). Sunlight has entered into program agreements with its Bank Partner that govern the terms and conditions with respect to originating and servicing the Indirect Channel Loans and Sunlight pays its Bank Partner a fee based on the principal balance of Loans originated by Sunlight’s Bank Partner. Sunlight’s Bank Partner funds these Loans by remitting funds to Sunlight, and Sunlight is thereafter responsible for making the appropriate payments to the relevant contractor. Sunlight arranges for the sale of certain Indirect Channel Loans, or participations therein, to third parties (“Indirect Channel Loan Purchasers”).

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

The accompanying consolidated financial statements and related notes, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), include the accounts of Sunlight and its consolidated subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of Sunlight’s financial position, results of operations, and cash flows have been included and are of a normal and recurring nature. All intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared under GAAP may be condensed or omitted for interim financial reporting, and the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

These financial statements should be read in conjunction with Sunlight’s audited consolidated financial statements for the year ended December 31, 2021 and footnotes thereto included in Sunlight's annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. Capitalized terms used herein, and not otherwise defined, are defined in Sunlight's consolidated financial statements for the year ended December 31, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Sunlight monitors investments in VIEs and analyzes the potential need to consolidate the related entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the deconsolidation of an entity that otherwise would have been consolidated.

As a result of the Business Combination, a wholly-owned subsidiary of Sunlight Financial Holdings Inc. is the managing member of Sunlight Financial LLC, in which existing unitholders hold a 35.1% and 35.0% noncontrolling interest, net of unvested Class EX Units (Note 6), at March 31, 2022 and December 31, 2021, respectively.

Through its indirect managing member interest, Sunlight Financial Holdings Inc. directs substantially all of the day-to-day activities of Sunlight Financial LLC. The third-party investors in Sunlight Financial LLC do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of Sunlight Financial LLC. However, these third-party investors hold both voting, noneconomic Class C shares in Sunlight Financial Holdings Inc. on a one-for-one basis along with nonvoting, economic Class EX Units issued by Sunlight Financial LLC. No single third-party investor, or group of third-party investors, possesses the substantive ability to remove the managing member of Sunlight Financial LLC. Sunlight considers Sunlight Financial LLC a VIE for consolidation purposes and its managing member holds the controlling interest and is the primary beneficiary. Therefore, Sunlight consolidates Sunlight Financial LLC and reflects Class EX unitholder interests in Sunlight Financial LLC held by third parties as noncontrolling interests.

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates of pending loan originations and sales, which significantly impacts revenues; determinations of fair value, including goodwill and derivatives; estimates regarding loan performance, which impacts impairments and allowances for loan losses; and the useful lives of intangible assets. Actual results may differ from those estimates.

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

Sunlight follows this hierarchy for its financial instruments, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes Sunlight’s financial instruments hierarchy at March 31, 2022:

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

Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of Sunlight’s Level 3 financial instruments. Sunlight’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that financial instrument. At March 31, 2022, Sunlight’s valuation process for Level 3 measurements, as described below, were conducted internally or by an independent valuation firm and reviewed by management.

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

Leases — Sunlight recognizes right-of-use assets and lease liabilities at the commencement date of the lease based on the present value of remaining fixed and determinable lease payments over the lease term. Sunlight calculates the present value of future payments by using an estimated incremental borrowing rate, which approximates the rate at which Sunlight would borrow on a secured basis and over a similar term, and recognizes lease expense for operating leases on a straight-line basis over the lease term. Right-of-use assets represent Sunlight’s right to control the use of an identified asset for the lease term and lease liabilities represent Sunlight’s obligation to make lease payments arising from the lease. Sunlight uses the incremental borrowing rate on the commencement date in determining the present value of the lease payments.

Balance Sheet Measurement

Cash and Cash Equivalents and Restricted Cash — Cash and cash equivalents consist of bank checking accounts and money market accounts. Sunlight considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Sunlight maintains cash in restricted accounts pursuant to various lending agreements and considers other cash amounts restricted under certain agreements with other counterparties. Substantially all amounts on deposit with major financial institutions exceed insured limits. Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Sunlight reported cash and cash equivalents and restricted cash in the following line items of its Unaudited Condensed Consolidated Balance Sheets, which totals the aggregate amount presented in Sunlight’s Unaudited Condensed Consolidated Statements of Cash Flows:

	Successor
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$69,574	$91,882
Restricted cash and cash equivalents	2,355	2,018
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$71,929	$93,900

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

Loans and Loan Participations — Sunlight recognizes Indirect Channel Loans purchased from Sunlight’s Bank Partner as well as its 5.0% participation interests in Indirect Channel Loans as financing receivables held-for-investment based on management's intent, and Sunlight's ability, to hold those investments through the foreseeable future or contractual maturity. Financing receivables that are held‑for‑investment are carried at their aggregate outstanding face amount, net of applicable (a) unamortized acquisition premiums and discounts, (b) allowance for losses and (c) charge-offs or write-downs of impaired receivables. Upon consummation of the Business Combination, Sunlight adjusted the carrying value of loans and loan participations to their fair values at the Closing Date. If management determines a loan or loan participation is impaired, management writes down the loan or loan participation through a charge to the provision for losses. See “— Impairment” for additional discussion regarding management’s determination for loan losses. Sunlight applies the interest method to amortize acquisition premiums and discounts or on a straight-line basis when it approximates the interest method. Sunlight has not acquired any material loans with deteriorated credit quality that were not charged-off upon purchase.

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

At March 31, 2022 and December 31, 2021, Sunlight evaluated financing receivables collectively, based upon those financing receivables with similar characteristics. Sunlight individually evaluates nonaccrual loans with contractual balances of $50,000 or more and receivables whose terms have been modified in a troubled debt restructuring with contractual balances of $50,000 or more to establish specific allowances for such receivables, if required. Those financing receivables where impairment is indicated were evaluated individually for impairment, though such amounts were not material.

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

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. Sunlight performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include, but are not limited to, significant adverse changes in customer demand or business climate and related competitive considerations. Sunlight first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If so, Sunlight performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized by the applicable reporting unit(s). If Sunlight determines that the implied fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Sunlight has one reporting unit and, as part of its most recent annual impairment test, determined that it was more likely than not that the implied fair value of the reporting unit in which Sunlight recorded goodwill was less than its carrying value primarily based upon market activities impacting public companies similar to Sunlight. The carrying value of Sunlight’s goodwill changed by the following amounts:

December 31, 2021 (Successor)
Goodwill	$670,457
Accumulated impairment losses	(224,701)
445,756

March 31, 2022 (Successor)
Goodwill	670,457
Accumulated impairment losses	(224,701)
$445,756

Intangible Assets, Net — Sunlight identified the following intangible assets, recorded at fair value at the Closing Date of the Business Combination, and carried at a value net of amortization over their estimated useful lives on a straight-line basis. Sunlight’s intangible assets are evaluated for impairment on at least a quarterly basis:

	Estimated Useful Life (in Years)			Carrying Value
				Successor
Asset				March 31, 2022	December 31, 2021
Contractor relationships(a)	11.5			$350,000	$350,000
Capital provider relationships(b)	0.8			43,000	43,000
Trademarks/ trade names(c)	10.0			7,900	7,900
Developed technology(d)	3.0	—	5.0	8,867	8,193
				409,767	409,093
Accumulated amortization(e)(f)(g)				(65,592)	(43,254)
				$344,175	$365,839
a.Represents the value of existing contractor relationships of Sunlight estimated using a multi-period excess earnings methodology.
b.Represents the value of existing relationships with tDirect Channel Partners and Indirect Channel Loan Purchasers that may be estimated by applying a with-and-without methodology.
c.Represents the trade names that Sunlight originated or acquired and valued using a relief-from-royalty method.
d.Represents technology developed by Sunlight for the purpose of generating income for Sunlight, and valued using a replacement cost method.
e.Amounts include amortization expense of $0.1 million and $0.7 million related to capitalized internally developed software costs for the three months ended March 31, 2022 and 2021, respectively.
f.Includes amortization expense of $22.3 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.
g.At March 31, 2022, the approximate aggregate annual amortization expense for definite-lived intangible assets, including capitalized internally developed software costs as a component of capitalized developed technology, are as follows:

	Developed Technology	Other Identified Intangible Assets	Total
April 1, through December 31, 2022	$1,556	$24,780	$26,336
2023	2,062	31,199	33,261
2024	1,964	31,285	33,249
2025	1,377	31,199	32,576
2026	694	31,199	31,893
Thereafter	—	186,860	186,860
	$7,653	$336,522	$344,175

Property and Equipment, Net — Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

	Estimated Useful Life (in Years)			Carrying Value
				Successor
Asset Category				March 31, 2022	December 31, 2021
Furniture, fixtures, and equipment	5			$1,512	$1,020
Computer hardware	5			1,134	1,108
Computer software	1	—	3	324	250
Leasehold improvements	Shorter of life of improvement or lease term			—	2,829
				2,970	5,207
Accumulated amortization and depreciation(a)				(1,247)	(1,138)
				$1,723	$4,069
a.Includes depreciation expense of $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with its Bank Partner, Direct Channel Partners, and contractors, each of Sunlight’s Direct Channel Partners and its Bank Partner periodically remits to Sunlight the cash related to loans the funding source has originated. Sunlight has committed to funding such amounts, less any amounts Sunlight is entitled to retain, to the relevant contractor when certain milestones relating to the installation of residential solar systems or the construction of installation of other home improvement projects underlying the consumer receivable have been reached. Sunlight presents any amounts that Sunlight retains in anticipation of a contractor completing an installation milestone as “Funding Commitments” on the accompanying Unaudited Condensed Consolidated Balance Sheets, which totaled $16.6 million and $22.7 million at March 31, 2022 and December 31, 2021, respectively.

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

Warrants — The Company has public and private placement warrants classified as liabilities as well as warrants issued to a capital provider classified as equity. The Company classifies as equity any equity-linked contracts that (a) require physical settlement or net-share settlement or (b) give the Company a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement). Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

The Company classifies as assets or liabilities any equity-linked contracts that (a) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the Company’s control) or (b) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). For equity-linked contracts that are classified as liabilities, the Company records the fair value of the equity-linked contracts at each balance sheet date and records the change in the statements of operations as a gain (loss) from change in fair value of warrant liability. The Company’s public warrant liability is valued using observable market prices for those public warrants. The Company’s private placement warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Company’s warrants issued to a capital provider are valued using a Black-Scholes pricing model based on observable market prices for public shares and warrants. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend yield, expiration dates and risk-free rates.

Distributions Payable — Sunlight Financial LLC accrues estimated tax payments to holders of its members’ equity when earned in accordance with Sunlight Financial LLC’s organizational agreements. On December 31, 2020, Sunlight accrued $1.3 million, $1.2 million, and $5.0 million, or $4.38, $5.33, and $13.34 per unit, payable to Class A-1, A-2, and A-3 Units, respectively, of which Sunlight paid $6.8 million during the three months ended March 31, 2021. On March 31, 2022, Sunlight accrued $1.4 million, or $0.03 per Class EX unit, to its noncontrolling interests. Ratable estimated tax payments from Sunlight Financial LLC to members consolidated by Sunlight are eliminated in consolidation.

Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities — At each of March 31, 2022 and December 31, 2021, (a) other assets included Sunlight’s contract derivatives, prepaid expenses, accounts receivable, and interest receivable, and (b) accounts payable, accrued expenses, and other liabilities included Sunlight’s guarantee liability, accrued compensation, and other payables. Other assets at March 31, 2022 also included right-of-use assets arising from operating leases, and other liabilities at March 31, 2022 also included associated lease liabilities.

Noncontrolling Interests in Consolidated Subsidiaries — Noncontrolling interests represents the portion of Sunlight Financial LLC that the Company controls and consolidates but does not own. The Company recognizes each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions, and their share of the net earnings or losses of each respective consolidated entity. The Company allocates net income or loss to noncontrolling interests based on the weighted average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in net income (loss) attributable to noncontrolling interests in the Unaudited Condensed Consolidated Statements of Operations. The Company does not recognize a gain or loss on transactions with a consolidated entity in which it does not own 100% of the equity, but the Company reflects the difference in cash received or paid from the noncontrolling interests carrying amount as additional paid-in-capital.

Class EX Units issued by Sunlight Financial LLC are exchangeable, along with the Company’s Class C shares on a one-for-one basis, into the Company’s Class A common stock. Class A common stock issued upon exchange of a holder’s noncontrolling interest is accounted for at the carrying value of the surrendered limited partnership interest and the difference between the carrying value and the fair value of the Class A common stock issued is recorded to additional paid-in-capital.

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

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Platform fees, net(a)	$26,154	$23,662
Other revenues(b)	2,077	1,125
	$28,231	$24,787
a.Amounts presented net of variable consideration in the form of rebates to certain contractors. Includes platform fees from affiliates of $0.0 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. (Note 9).
b.Includes loan portfolio management, administration, and other ancillary fees Sunlight earns that are incidental to its primary operations. Sunlight earned $0.0 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, in administrative fees from an affiliate. (Note 9).

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

The contracts under which Sunlight (a) arranges Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems and (b) earns income from the prepayment of certain of those Indirect Channel Loans sold to an Indirect Channel Loan Purchaser are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight records realized gains on the derivatives within “Realized Gains on Contract Derivative, Net” in the accompanying Unaudited Condensed Consolidated Statements of Operations. Sunlight realized gains of $1.9 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively, in connection with these contracts (Note 4). However, Sunlight recognized platform fee revenue of $0.5 million for its facilitation of direct channel home improvement loans for the three months ended March 31, 2022.

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

Loans are considered past due or delinquent if the required principal and interest payments have not been received as of the date such payments are due. Generally, loans, including impaired loans, are placed on non-accrual status when (a) either principal or interest payments are 90 days or more past due based on contractual terms or (b) an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on non-accrual status. When a loan owned by Sunlight (each, a “Balance Sheet Loan”) is placed on non-accrual status, Sunlight ceases to recognize interest income on the loans and reverses previously accrued and unpaid interest, if any. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Sunlight may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. Advances are created at par and do not bear, and therefore do not accrue, interest income.

Expense Recognition

Cost of Revenues — Sunlight’s cost of revenues includes the aggregate costs of the services that Sunlight performs to satisfy its contractual performance obligations to customers as well as variable consideration that Sunlight pays for its fee revenue that do not meet the criteria necessary for netting against gross revenues.

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

Compensation and Benefits — Management expenses salaries, benefits, and equity-based compensation as services are provided. “Compensation and Benefits” in the accompanying Unaudited Condensed Consolidated Statements of Operations includes expenses not otherwise included in Sunlight’s cost of revenues, such as compensation costs associated with information technology, sales and marketing, product management, and overhead.

Equity-Based Compensation — Sunlight granted awards of restricted stock units (“RSUs”) to employees and directors under Sunlight’s 2021 Equity Incentive Plan (“Equity Plan”). RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met. Sunlight expenses the grant-date fair value of awards on a straight-line basis over the requisite service period. Sunlight does not estimate forfeitures, and records actual forfeitures as they occur.

Predecessor — Prior to the Business Combination, Sunlight Financial LLC granted equity-based compensation awards that vested contingent upon one or more of the following conditions: (a) time-based service, (b) performance conditions based upon Sunlight Financial LLC’s equity value, as determined by Sunlight Financial LLC’s board or directors or a qualifying sale of Sunlight Financial LLC’s equity, achieving certain contractual thresholds (“Threshold Equity Value”), and (c) whether Sunlight Financial LLC issued Class A Units in-kind to satisfy the preferred return on Class A Units during the award’s vesting period until May 25, 2023 (“PIK Vesting Requirement”). Sunlight generally expensed the grant-date fair value of these equity-based compensation awards using the following methods, recognizing forfeitures as they occur, based upon the following vesting contingencies:
•Time-Based Service — Sunlight Financial LLC expensed awards that only requires time-based service conditions ratably over the required service period or immediately if there was no required service period.
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

In accordance with the operating agreement of Sunlight Financial LLC, to the extent possible without impairing its ability to continue to conduct its business and activities, and in order to permit its member to pay taxes on the taxable income allocated to those members, Sunlight Financial LLC is required to make distributions to the member in the amount equal to the estimated tax liability of the member computed as if the member paid income tax at the highest marginal federal and state rate applicable to a corporate entity or individual resident in New York, New York to the extent Sunlight’s operations generate taxable income allocable to the applicable member. Sunlight declared $1.4 million of distributions for the three months ended March 31, 2022 and none for the three months ended March 31, 2021.

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

The following is an estimate of the fair value of consideration transferred and a preliminary purchase price allocation in connection with the Business Combination:

Amount
Purchase Consideration
Equity consideration paid to existing Sunlight Financial LLC ownership in Class A Common Stock, net(a)	$357,800
Rollover of Sunlight Financial LLC historical warrants	2,499
Cash consideration to existing Sunlight Financial LLC interests, net(b)	296,281
Cash paid for seller transaction costs	8,289
$664,869
Fair Value of Net Assets Acquired
Cash and cash equivalents	$59,786
Restricted cash	3,844
Advances	42,622
Financing receivables	5,117
Goodwill(c)	670,457
Intangible assets(d)	407,600
Property and equipment	1,047
Due from affiliates	1,839
Other assets	4,561
Accounts payable and accrued expenses	(19,210)
Funding commitments	(21,485)
Debt	(20,613)
Due to affiliates	(761)
Warrants, at fair value	—
Deferred tax liability	(42,212)
Other liabilities	(512)
Fair value of noncontrolling interests(e)	(427,211)
$664,869
a.Equity consideration paid to Blocker Holders consisted of the following:

Common Class A shares	38,151,192
Fair value per share	$9.46
Equity consideration paid to existing Blocker Holders	$360,910
Acceleration of post business combination expense	(3,110)
Equity consideration paid to existing Sunlight Financial LLC members, net	$357,800
b.Net of $0.0 million acceleration of post business combination expense.
c.Goodwill, as a component of the step-up iSn tax basis from the Business Combination, is tax deductible for the Company in the estimated amount $149.7 million.
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

The Company incurred $7.0 million of expenses directly related to the Business Combination from January 1, 2021 through July 9, 2021, which were included in acquisition-related expense in the Consolidated Statements of Operations. On the Closing Date, the Company paid $12.1 million of deferred underwriting costs related to Spartan's initial public offering. At the closing of the Business Combination, $7.5 million of fees related to the PIPE Investment were paid by the Company. Additionally, Sunlight paid $7.9 million of acquisition-related advisory fees related to the Business Combination at the closing of the Business Combination, which success fees were contingent upon the consummation of the Business Combination and not recognized in the Consolidated Statements of Operations of the Predecessor or Successor. The nature of these fees relate to advisory and investment banker fees that were incurred and dependent on the success of the Business Combination. The deferred underwriting commissions and costs pertaining to the cost of raising equity were treated as a reduction of equity while Business Combination costs were expensed in the period incurred.

Unaudited Pro Forma Operating Results — The following unaudited pro forma combined financial information presents the results of operations for each of the three months ended March 31, 2022 and 2021, respectively, as if the Business Combination on July 9, 2021 had occurred as of January 1, 2021. The unaudited pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, transaction expenses, nonrecurring post-combination compensation expense and the related adjustment to the income tax provision.

	For the Three Months Ended March 31,
	2022	2021
Total revenues	$28,231	$24,787
Net income (loss) before income taxes	(1,808)	(43,744)
Income tax benefit	25	2,163
Noncontrolling interests	630	15,248
Net income (loss) attributable to Common Class A shareholders	(1,152)	(26,333)

Recent Accounting Pronouncements Issued, But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standard Updates (“ASUs”) that may materially impact Sunlight’s financial position and results of operations, or may impact the preparation of, but not materially affect, Sunlight’s consolidated financial statements.

As an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (“Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), Sunlight is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Unless otherwise stated, Sunlight elected to adopt recent accounting pronouncements using the extended transition period applicable to private companies.

ASU No. 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity — In August 2020, the FASB issued ASU No. 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and simplifies the diluted earnings per share calculations. While Sunlight remains a smaller reporting company, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. Sunlight is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

ASU No. 2016-02 Leases — In February 2016, FASB issued ASU No. 2016-02. The standard requires that lessees recognize a right-of-use asset and corresponding lease liability on the balance sheet for most leases. The guidance applied by a lessor under ASU No. 2016-02 is substantially similar to existing GAAP. ASU No. 2016-02, as amended, and was effective for Sunlight for the quarter ended March 31, 2022.

Sunlight adopted ASU No. 2016-02 using the simplified transition method. As a result, Sunlight did not restate comparative periods and used a modified retrospective approach to apply the standard beginning on January 1, 2022. Sunlight’s cumulative adjustment to the opening balance of retained earnings was not material and adoption of the standard did not have a material effect on the statements of operations or statements of cash flows. Sunlight applied available practical expedient options, elected as a package whereby, among other things, Sunlight did not reassess historical conclusions related to contracts that contain leases, lease classification, and initial direct costs for leases that commenced prior to the adoption date. See Note 10 for additional information regarding Sunlight's leases.

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

	Advances(a)	Loans and Loan Participations(b)	Total
March 31, 2022 (Successor)
Amounts outstanding	$86,590	$4,568	$91,158
Unamortized discount	—	(369)	(369)
Allowance for credit losses	(505)	(73)	(578)
Carrying value	$86,085	$4,126	$90,211
December 31, 2021 (Successor)
Amounts outstanding	$67,077	$4,875	$71,952
Unamortized discount	—	(414)	(414)
Allowance for credit losses	(238)	(148)	(386)
Carrying value	$66,839	$4,313	$71,152
a.Represents advance payments made by Sunlight to certain contractors, generally on a short-term basis, in anticipation of a project’s substantial completion, including advances of $10.5 million and $9.0 million to Sunlight contractors not associated with specific installation projects at March 31, 2022 and December 31, 2021, respectively.
b.Represents (i) Sunlight’s 5.0% participation interest in a pool of residential solar loans with an aggregate UPB of $4.3 million and $4.6 million at March 31, 2022 and December 31, 2021, respectively, and (ii) Indirect Channel Loans purchased by Sunlight with an aggregate UPB of $0.3 million and $0.3 million at March 31, 2022 and December 31, 2021, respectively. No loans or loan participations were individually evaluated for impairment at March 31, 2022 or December 31, 2021.

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Allowance for Credit Losses — Advances
Beginning Balance	$238	$121
Provision for credit losses	267	(20)
Realized losses	—	—
Ending Balance	$505	$101

Allowance for Credit Losses — Loans and Loan Participations
Beginning Balance	$148	$125
Provision for credit losses	371	756
Realized losses	(446)	(767)
Ending Balance	$73	$114

Changes in Carrying Value — Loans and Loan Participations
Beginning Balance	$4,313	$5,333
Purchases, net(a)	448	842
Proceeds from principal repayments, net	(307)	(419)
Accretion of loan discount	43	65
Provision for credit losses	(371)	(756)
Ending Balance	$4,126	$5,065
a.During the three months ended March 31, 2021, Sunlight purchased (i) 5.0% participation interests in 54 loans with an aggregate UPB of $0.1 million as well as (ii) 34 Indirect Channel Loans with an aggregate UPB $0.8 million. During three months ended March 31, 2022, Sunlight purchased 24 Indirect Channel Loans with an aggregate UPB of $0.5 million, respectively.

Advances — The following section presents certain characteristics of Sunlight’s advances.

Risk Ratings — As further described in Note 2, management evaluates Sunlight’s advances for impairment using risk ratings assigned on a scale of “1” (low risk) through “5” (higher risk). The following table allocates the advance amount outstanding based on Sunlight’s internal risk ratings:

		Total
Risk Tier(a)		Contractors	Amount Outstanding	% of Amount Outstanding
March 31, 2022 (Successor)
1	Low risk	88	$12,363	14.3%
2	Low-to-medium risk	97	50,358	58.2
3	Medium risk	52	23,837	27.5
4	Medium-to-high risk	1	32	—
5	Higher risk	—	—	—
		238	$86,590	100.0%
December 31, 2021 (Successor)
1	Low risk	76	$14,575	21.7%
2	Low-to-medium risk	77	38,955	58.1
3	Medium risk	17	13,547	20.2
4	Medium-to-high risk	—	—	—
5	Higher risk	—	—	—
		170	$67,077	100.0%
a.At March 31, 2022 and December 31, 2021, the average risk rating of Sunlight’s advances was 2.1 (“low-to-medium”) and 2.0 (“low-to-medium risk”), weighted by total advance amounts outstanding.

Delinquencies — The following table presents the payment status of advances held by Sunlight:

Payment Delinquency	Amount Outstanding(a)	% of Amount Outstanding
March 31, 2022 (Successor)
Current	$67,061	88.1%
Less than 30 days	4,459	5.9
30 days	2,343	3.1
60 days	1,086	1.4
90+ days(b)	1,151	1.5
	$76,100	100.0%
December 31, 2021 (Successor)
Current	$54,586	94.0%
Less than 30 days	1,956	3.4
30 days	534	0.9
60 days	361	0.6
90+ days(b)	640	1.1
	$58,077	100.0%
a.Excludes advances of $10.5 million and $9.0 million to Sunlight contractors not associated with specific installation projects and was not delinquent at March 31, 2022 and December 31, 2021, respectively.
b.As further discussed in Note 2, Sunlight generally evaluates amounts delinquent for 90 days or more for impairment. Advances to contractors may remain outstanding as a result of operational and various other factors that are unrelated to the contractor’s creditworthiness. Sunlight assessed advances 90 days or more, along with other factors that included the contractor’s risk tier and historical loss experience, and established loss allowances of $0.5 million and $0.2 million at March 31, 2022 and December 31, 2021, respectively.

Concentrations — The following table presents the concentration of advances, by counterparty:

	Successor
	March 31, 2022		December 31, 2021
Contractor	Amount Outstanding	% of Total	Amount Outstanding	% of Total
1	$23,011	26.6%	$12,470	18.6%
2	20,549	23.7	20,894	31.1
3	10,227	11.8	9,496	14.2
4	6,035	7.0	1,745	2.6
5	3,341	3.9	2,093	3.1
6	3,059	3.5	2,610	3.9
7	2,705	3.1	2,571	3.8
8	1,528	1.8	—	—
9	745	0.9	278	0.4
10	600	0.7	855	1.3
Other(a)	14,790	17.0	14,065	21.0
	$86,590	100.0%	$67,077	100.0%
a.At March 31, 2022 and December 31, 2021, Sunlight recorded advances receivable from 228 and 160 counterparties not individually listed in the table above with average balances of $0.1 million and $0.1 million, respectively. At December 31, 2021, Sunlight recorded advances receivable from individual counterparties of $0.6 million, $0.6 million, $0.5 million, $0.5 million, and $0.4 million that represent the largest advance concentrations included in “Other,” based on the amount outstanding.

Loans and Loan Participations — The following section presents certain characteristics of Sunlight’s investments in loans and loan participations. Unless otherwise indicated, loan participation amounts are shown at Sunlight’s 5% interest in the underlying loan pool.

Delinquencies — The following table presents the payment status of loans and loan participations held by Sunlight:

Payment Delinquency(a)	Loan Participations		Bank Partner Loans		Total
	Loans	UPB	Loans	UPB	Loans	UPB	% of UPB
March 31, 2022 (Successor)
Current	3,622	$4,137	16	$288	3,638	$4,425	96.9%
Less than 30 days	82	109	—	—	82	109	2.4
30 days	14	16	—	—	14	16	0.4
60 days	4	4	—	—	4	4	0.1
90+ days	7	14	—	—	7	14	0.2
	3,729	$4,280	16	$288	3,745	$4,568	100.0%
December 31, 2021 (Successor)
Current	3,780	$4,442	14	$268	3,794	$4,710	96.6%
Less than 30 days	73	96	1	11	74	107	2.2
30 days	15	23	—	—	15	23	0.5
60 days	10	14	—	—	10	14	0.3
90+ days	7	9	1	12	8	21	0.4
	3,885	$4,584	16	$291	3,901	$4,875	100.0%
a.As further described in Note 2, Sunlight places loans delinquent greater than 90 days on nonaccrual status. Such loans had carrying values of $0.0 million and $0.0 million at March 31, 2022 and December 31, 2021, respectively. Sunlight does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material.

Loan Collateral Concentrations — The following table presents the UPB of Balance Sheet Loans, including Sunlight’s relevant participation percentage of the Indirect Channel Loans underlying the participation interests held by Sunlight, based upon the state in which the borrower lived at the time of loan origination:

	Successor
	March 31, 2022		December 31, 2021
State	UPB	% of Total	UPB	% of Total
Texas	$870	19.0%	$930	19.1%
California	819	17.9	867	17.8
Florida	391	8.6	423	8.7
New York	305	6.7	325	6.7
New Jersey	284	6.2	302	6.2
Arizona	205	4.5	220	4.5
Massachusetts	194	4.2	201	4.1
Pennsylvania	186	4.1	202	4.1
South Carolina	166	3.6	178	3.7
Missouri	129	2.8	135	2.8
Other(a)	1,019	22.4	1,092	22.3
	$4,568	100.0%	$4,875	100.0%
a.Sunlight only participates in residential solar loans originated within the United States, including 31 and 31 states not individually listed in the table above, none of which individually amount to more than 2.6% and 2.6% of the UPB at March 31, 2022 and December 31, 2021, respectively.

Note 4. Derivatives

Sunlight has entered into two agreements considered derivatives under GAAP that are subject to interest rate, credit, and/ or prepayment risks. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. Credit risk includes a borrower’s inability or unwillingness to make contractually required payments. Prepayment risk includes a borrower’s payment, or lack of payment, of contractual Loan amounts prior to the date such amounts are contractually due.

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

Sunlight’s derivative asset is recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as follows:

		Successor
	Balance Sheet Location	March 31, 2022	December 31, 2021
Contract derivative 1	Other assets	$655	$1,076
Contract derivative 2	Other assets	529	335
		$1,184	$1,411

The following table summarizes notional amounts related to derivatives:

	Successor
	March 31, 2022	December 31, 2021
Contract derivative 1(a)	$24,376	$38,879
Contract derivative 2(b)	46,980	37,891
a.Represents the carrying value of Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems held by Sunlight’s Bank Partner.
b.Represents the unpaid principal balance of the Loans at time of sale to the Indirect Channel Loan Purchaser for which Sunlight is entitled to income in the event of prepayment of the Indirect Channel Loan.

The following table summarizes all income (loss) recorded in relation to derivatives:

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Change in fair value of contract derivatives, net
Contract derivative 1	$(421)	$(1,048)
Contract derivative 2	194	192
	$(227)	$(856)
Realized gains on contract derivatives, net
Contract derivative 1	$1,831	$2,267
Contract derivative 2	78	—
	$1,909	$2,267

Note 5. Debt Obligations

Debt consists of the following:

Successor
	March 31, 2022							December 31, 2021
	Month Issued	Outstanding Face Amount	Carrying Value	Maximum Facility Size	Final Stated Maturity	Weighted Average		Carrying Value(a)
						Funding Cost	Life (Years)
Revolving credit facility(a)	Apr 2021	$20,613	$20,613	$30,000	Apr 2023	5.3%	1.1	$20,613
a.In March 2016, Sunlight entered into a Loan and Security Agreement with a lender (“Prior Lender”). In May 2019, Sunlight and Prior Lender amended and restated the agreement to provide Sunlight a $15.0 million revolving credit facility (“Prior Facility”). In April 2021, Sunlight paid the Prior Facility in full using proceeds from a Loan and Security Agreement into which Sunlight entered with a Lender and replaced the associated standby letter of credit. Borrowings under the current $30.0 million revolving credit facility, secured by the net assets of Sunlight Financial LLC, bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. The facility includes unused facility costs, and amounts borrowed under this facility are nonrecourse to Sunlight Financial Holdings Inc.

Sunlight’s debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a failure to maintain minimum liquidity and earnings as well as maintaining capacity to fund Loans.

Activities — Activities related to the carrying value of Sunlight’s debt obligations were as follows:

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Beginning Balance	$20,613	$14,625
Borrowings	—	—
Repayments	—	—
Amortization of deferred financing costs(a)	—	—
Ending Balance	$20,613	$14,625
a.Excludes $0.0 million amortization of deferred financing costs for the three months ended March 31, 2021. Sunlight includes amortization of these costs within “Depreciation and Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. Unamortized deferred financing costs upon closing of the Business Combination did not qualify as acquired assets; therefore, Sunlight did not have any such unamortized costs at March 31, 2022 or December 31, 2021 and did not amortize any such costs for the three months ended March 31, 2022.

Maturities — At March 31, 2022, all of Sunlight’s debt obligations contractually mature in 2023.

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

Class A Common Stock — The Company is authorized to issue 420,000,000 shares of Class A common stock with a par value of $0.0001 per share (“Class A Share”). At March 31, 2022 and December 31, 2021, there were 84,790,164 and 84,803,687 shares of Class A common stock issued and outstanding.

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

The Company cancelled 1,187,759 shares of Class B common stock upon Closing of the Business Combination in connection with the redemption of 19,227,063 shares of Class A common stock issued in the Initial Public Offering, and the remaining 7,437,241 shares of Class B common stock were automatically converted into Class A common stock at the Business Combination on a one-for-one basis. At March 31, 2022 and December 31, 2021, there were no shares of Class B common stock issued and outstanding.

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

Class C Common Stock — The Company is authorized to issue 65,000,000 shares of Class C common stock with a par value of $0.0001 per share (“Class C Common Stock”). At March 31, 2022 and December 31, 2021, there were 47,595,455 and 47,595,455 shares of Class C common stock issued and outstanding, respectively. Each Class C Share, along with one Class EX Unit, can be exchanged for one Class A Share, subject to certain limitations. Upon exchange, Sunlight redeems and cancels the Class C common stock and Sunlight Financial LLC redeems and cancels the Class EX Unit. Class C Shares have no dividend or liquidation rights, but do have voting rights on a pari passu basis with the Class A Shares.

Preferred Stock — The Company is authorized to issue 35,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Sunlight’s board of directors. Sunlight’s board of directors is able, without stockholder approval, to issue Preferred Stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The Company has not issued any shares of preferred stock.

Warrants — At March 31, 2022, Sunlight has authorized Class A Shares to cover the exercise of the following outstanding warrants on its equity:

Type	Date of Issuance	Exercise Price per Share	Shares
Public Warrants	Nov-20	$11.50	17,250,000
Private Placement Warrants	Nov-20	11.50	9,900,000
Other	Feb-21	7.72	627,780

Refer to Notes 2 and 7 regarding the accounting treatment for warrants and the valuation thereof, respectively.

Public Warrants — Public Warrants may only be exercised for a whole number of shares of common stock. No fractional Public Warrants are issued upon separation of the Units and only whole Public Warrants trade. The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire upon the earlier of redemption or five years after the completion of the Business Combination. The warrants are exercisable, provided the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Other Warrants — In February 2021, Sunlight Financial LLC issued a warrant exercisable for 7,000 of its Class A-3 Units at an exercise price of $691.90 per unit that expires upon the earlier of redemption or ten years from date of issuance. In connection with the Business Combination, Sunlight and the holder of that warrant amended the warrant to permit the holder to exercise its warrant for 627,700 Class A common stock at an exercise price of $7.715 per share. Sunlight reclassified the warrant, historically classified as a liability but no longer exercisable for redeemable equity, as equity at a fair value of $2.5 million just prior to reclassification. Upon Closing of the Business Combination, holders of warrants exercisable in Sunlight Financial LLC’s Class A-1 and A-2 Units exercised their warrants for an aggregate of $2.3 million in cash and 635,641 Class A common shares.

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

Temporary Equity Activities — Activities related to interests in Sunlight Financial LLC’s partnership equity units considered temporary equity were as follows:

Month of Issuance	Class A-3 Units	Class A-2 Units	Class A-1 Units
Units at December 31, 2020 (Predecessor)	376,395	225,972	296,302
March 2021	13,457	8,079	10,593
Units at March 31, 2021 (Predecessor)	389,852	234,051	306,895

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
Subordinated Units — Prior to the Business Combination, the Class B Units were a class of equity units subordinate to Class A Units with regard to liquidation, and Sunlight’s payment of the preferred return to the Class A Units, in Class A PIK Units, diluted Class B Units’ interests in Sunlight’s equity. No Class B Units were issued, redeemed, or cancelled during the three months ended March 31, 2021. At the Closing of the Business Combination, holders of Class B Units exchanged their Class B Units for cash and Class EX Units.

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

The Sunlight Financial LLC portion of noncontrolling interests is computed as follows:

Successor
For the Three Months Ended March 31,
2022
Sunlight Financial LLC net income (loss) before income taxes	$(24,617)
Sunlight Financial LLC as a percent of total(a)	35.1%
Sunlight Financial LLC net income (loss) attributable to the Class EX unitholders	$(8,632)
a.Represents the weighted average percentage of total Sunlight shareholders' net income (loss) in Sunlight Financial LLC attributable to the Class EX unitholders.

The following discloses the effects of changes in Sunlight's ownership interest in Sunlight Financial LLC on Sunlight's equity:

Successor
For the Three Months Ended March 31,
2022
Transfers (to) from noncontrolling interests:
Decrease in Sunlight's shareholders' equity for the delivery of Class EX Units primarily in connection with vested provisionally-vested Class EX Units	$(394)
Dilution impact of equity transactions	(394)
Net income (loss) attributable to Class A shareholders	(13,974)
Change from transfers (to) from noncontrolling interests and from net income (loss) attributable to Class A shareholders	$(14,368)

Equity-Based Compensation — On June 17, 2021, the board of directors of the Company adopted the Equity Plan and the Sunlight Financial Holdings Inc. Employee Stock Purchase Plan (“ESPP”), both of which the Company's stockholders approved on July 8, 2021. 25,500,000 shares of Class A common stock are reserved for issuance under the Equity Plan, which amount is increased annually pursuant to an “evergreen” provision in the Equity Plan which provides that on the first day of each fiscal year, an additional number of shares equal to the lesser of (a) two percent (2.0%) of the total issued and outstanding common shares of Sunlight on the first day of such fiscal year, or (b) such lesser amount determined by the board of directors, will be added to the shares of Class A Common Stock authorized for issuance under the Equity Plan. In addition, 3,400,000 shares of Class A common stock are reserved for issuance under the ESPP.

Sunlight has granted the following outstanding awards (“Compensation Awards”) to certain employees and members of Sunlight’s Board at March 31, 2022:

	Service (in Years)(b)
Award Class(a)	Minimum	Maximum	Awards(c)
Provisionally-Vested Class A Shares	1.9	3.6	267,731
Provisionally-Vested Class EX Units	1.9	1.9	710,550
Director RSUs	1.0	1.0	75,000
Employee RSUs(d)	3.0	4.0	1,792,868
			2,846,149
a.All awards subject solely to time-based vesting.
b.At time of grant.
c.Net of fully vested and forfeited awards.
d.Additionally, Sunlight granted $6.1 million of RSU awards that were outstanding at March 31, 2022 for which Sunlight accounts as liabilities and which vest over a period of 4 years from the date of grant. Sunlight will determine the number of awards granted based upon the traded price of its Class A shares during 2022.

Compensation Unit Activities — Activities related to Sunlight’s equity-based compensation were as follows:

Successor

	Provisionally-Vested				RSUs
	Class A Shares		Class EX Units		Directors		Employees(a)
	Per Share	Shares	Per Unit	Units	Per Unit	Units	Per Unit	Units
December 31, 2021 (Successor)	$9.46	337,193	$9.46	974,447	$9.46	75,000	$8.97	2,136,129
Issued	—	—	5.04	70,991	—	—	—	—
Vested	9.46	(38,547)	9.46	(171,959)	—	—	—	—
Forfeited or Cancelled	9.46	(30,915)	9.46	(162,929)	—	—	9.22	(343,261)
March 31, 2022 (Successor)	9.46	267,731	9.02	710,550	9.46	75,000	8.92	1,792,868
a.During the three months ended March 31, 2022, Sunlight also granted $6.7 million.of RSU awards classified as liabilities, of which $0.6 million was forfeited.

Predecessor

	Class C		LTIP
	Per Unit	Units	Per Unit	Units
December 31, 2020 (Predecessor)	$14.51	234,403	$20.06	71,060
Converted to Class C-1 Units	16.19	(136)	18.80	(231)
Converted to Class C-2 Units	11.12	(756)	15.64	(639)
March 31, 2021 (Predecessor)	14.52	233,511	20.10	70,190

Unrecognized Compensation Expense — At March 31, 2022, Sunlight has not yet recognized compensation expense for the following awards, all of which are subject solely to time-based service vesting conditions:

Type(a)	Weighted Average Recognition Period	Awards	Amount
Provisionally-Vested Class A Shares	1.1 years	267,731	$2,893
Provisionally-Vested Class EX Units	0.6 years	710,550	6,408
Director RSUs	0.2 years	75,000	192
Employee RSUs	1.5 years	1,792,868	12,849
		2,846,149	$22,342
a.In addition to the above, Sunlight has not yet recognized $0.1 million of compensation expense associated with employee subscriptions under Sunlight’s ESPP with a weighted-average recognition period of 0.2 years as well as $5.9 million of compensation expense associated with RSUs classified as liabilities with a weighted-average recognition period of 2.0 years.

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

Sunlight’s potentially dilutive equity instruments fall primarily into three general categories: (a) instruments that Sunlight has issued as part of its compensation plan, (b) ownership interests in Sunlight’s subsidiary, Sunlight Financial LLC, that are owned by the Class EX unitholders (except the RSUs) and are convertible into Class A shares, and (c) derivatives exercisable in Class A shares. Based on the rules for calculating earnings per share, there are two general ways to measure dilution for a given instrument: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders (the if-converted and two-class methods). Sunlight has applied these methods as prescribed by the rules to each of its outstanding equity instruments as shown below.

The following table summarizes the basic and diluted earnings per share calculations:

Successor
For the Three Months Ended March 31,
2022
Net Income (Loss) Per Class A Shareholders, Basic
Net income (loss) available to Class A shareholders	$(13,756)
Total weighted average shares outstanding	84,798,918
Net Income (Loss) Per Class A Shareholders, Basic	$(0.16)

Net Income (Loss) Per Class A Shareholders, Diluted
Net income (loss) available to Class A shareholders	$(13,756)
Total weighted average shares outstanding	84,798,918
Net Income (Loss) Per Class A Shareholders, Diluted	$(0.16)

Net income (loss) available to Class A shareholders
Net Income (Loss)	$(22,606)
Noncontrolling interests in loss of consolidated subsidiaries	8,632
Other weighting adjustments	218
Net Income (Loss) Attributable to Class A Shareholders	(13,756)
Noncontrolling interests in income (loss) of Sunlight Financial LLC, net of assumed corporate income taxes at enacted rates, attributable to Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	—
Net income (loss) available to Class A shareholders, diluted	$(13,756)

Weighted Average Units Outstanding
Class A shares outstanding	84,798,918
Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	—
Incremental Class A Shares attributable to dilutive effect of warrants(b)	—
Total weighted average shares outstanding, diluted	84,798,918
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
b.Sunlight uses the treasury stock method to determine the dilutive effect, if any, of warrants exercisable in Sunlight’s Class A Shares. Such warrants were out-of-the-money during the three months ended March 31, 2022.

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

The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

Successor
For the Three Months Ended March 31,
Common Shares From	2022
Class EX Units	46,628,474
Warrants(a)	27,150,000
Other warrants	627,780
Unvested Class EX Units	966,981
RSUs(b)	1,904,217
ESPP(c)	4,355
77,281,807
a.Includes Public Warrants and Private Placement Warrants.
b.Includes RSUs awards to directors and employees.
c.Class A shares deliverable to employees in satisfaction of subscriptions under Sunlight’s ESPP.

There were no dividends declared for Sunlight’s Class A common stock during the three months ended March 31, 2022.

Note 7. Fair Value Measurement

The carrying values and fair values of Sunlight’s assets and liabilities recorded at fair value on a recurring or non-recurring basis, as well as other financial instruments for which fair value is disclosed, at March 31, 2022 and December 31, 2021 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
March 31, 2022 (Successor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	$4,280	$3,869	$—	$—	$3,770	$3,770
Loans, held-for-investment	288	257	—	—	240	240
Cash and cash equivalents	69,574	69,574	69,574	—	—	69,574
Restricted cash	2,355	2,355	2,355	—	—	2,355
Contract derivatives	71,356	1,184	—	—	1,184	1,184

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	23,891	—	—	23,891	23,891
Guarantee obligation	n.a.	408	—	—	408	408

December 31, 2021 (Successor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	4,584	4,051	—	—	4,260	4,260
Loans, held-for-investment	291	262	—	—	250	250
Cash and cash equivalents	91,882	91,882	91,882	—	—	91,882
Restricted cash	2,018	2,018	2,018	—	—	2,018
Contract derivatives	76,770	1,411	—	—	1,411	1,411

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	19,007	—	—	19,007	19,007
Guarantee obligation	n.a.	418	—	—	418	418

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

Sunlight’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Assets	Liabilities
	Contract Derivatives	Warrants
December 31, 2021 (Successor)	$1,411	$19,007
Transfers(a)
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	4,884
Included in change in fair value of contract derivatives, net	(227)	—
Included in realized gains on contract derivatives, net	1,909	—
Payments, net	(1,909)	—
March 31, 2022 (Successor)	$1,184	$23,891

December 31, 2020 (Predecessor)	$1,435	$5,643
Transfers(a)
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	2,614
Included in change in fair value of contract derivatives, net	(856)	—
Included in realized gains on contract derivatives, net	2,267	—
Payments, net	(2,267)	—
March 31, 2021 (Predecessor)	$579	$8,257
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

Contract Derivative Valuation — Fair value estimates of Sunlight's contract derivatives are based on an internal pricing model that uses a discounted cash flow valuation technique, incorporates significant unobservable inputs, and includes assumptions that are inherently subjective and imprecise. Significant inputs used in the valuation of Sunlight’s contract derivatives include:

Contract Derivative	Significant Inputs
1	Inputs include expected cash flows from the financing and sale of applicable Indirect Channel Loans and discount rates that market participants would expect for the Indirect Channel Loans. Significant increases (decreases) in the discount rates in isolation would result in a significantly lower (higher) fair value measurement.
2	Inputs include expected prepayment rate of applicable Indirect Channel Loans sold to the Indirect Channel Loan Purchaser. Significant increases (decreases) in the expected prepayment rate in isolation would result in a significantly higher (lower) fair value measurement.

The following significant assumptions were used to value Sunlight’s contract derivative:

	Successor
	March 31, 2022	December 31, 2021
Contract Derivative 1
Discount rate	10.4%	10.0%
Weighted average life (in years)	0.2	0.2
Contract Derivative 2
Expected prepayment rate	75.0%	75.0%

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

Successor
Assumption	March 31, 2022
Class A common share value per share(a)	$5.04
Implied volatility(a)	53.9%
Dividend yield(b)	—%
Time to expiry (in years)(a)	4.3
Risk free rate(a)	2.5%
a.Significant increases in these assumptions in isolation would result in a higher fair value measurement.
b.Significant increases in these assumptions in isolation would result in a lower fair value measurement.

Predecessor

To determine the grant-date value of each Class C Unit and LTIP Unit granted prior to the Business Combination, an independent third-party valuation firm (a) used an income valuation approach to determine the fair value of Sunlight’s equity on a quarterly basis and (b) allocated that fair value to each class of interest in Sunlight’s equity and warrants thereon on a per unit basis using an option pricing method. Sunlight determined the grant-date fair value of an award using the value at the quarter-end closest to the grant date of the award. Significant increases (decreases) in the cost of equity, volatility, tax rate, and equity term in isolation would result in a significantly lower (higher) fair value measurement.

To determine the fair value of warrants prior to the Business Combination, Sunlight applied a hybrid probability-weighted expected return valuation method, which incorporated two scenarios: (a) a scenario using a market valuation approach that assumed Sunlight completed the Business Combination and (b) a remain private scenario that used the aforementioned income valuation approach.

Note 8. Taxes

Sunlight calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The income tax benefit was $2.4 million for the three months ended March 31, 2022. Sunlight Financial LLC, Sunlight’s accounting predecessor, is a limited liability partnership not subject to income taxes. Sunlight’s effective tax rate was 9.6% for the three months ended March 31, 2022. The difference between Sunlight’s statutory and effective tax rate is primarily due to the permanent adjustments for changes in the value of warrant liabilities of $0.7 million and noncontrolling interest in subsidiaries of $1.1 million.

Sunlight recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in Sunlight's Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the total amount of gross interest and penalties accrued was $0.0 million and $0.0 million, respectively, which is classified as other liabilities in the Unaudited Condensed Consolidated Balance Sheets, and Sunlight did not have any material uncertain tax positions. Any uncertain tax position taken by any of the Class EX unitholders is not an uncertain tax position of Sunlight Financial LLC.

Note 9. Transactions with Affiliates and Affiliated Entities

Sunlight has entered into agreements with the following affiliates, including equity members and those who serve on Sunlight’s board of directors.

Founder Shares — In August 2020, 11,500,000 Founder Shares were issued to the Sponsor in exchange for the payment of $25,000 of certain offering costs on behalf of the Company, or approximately $0.002 per share. In October 2020, the Sponsor transferred 50,000 Founder Shares to each of the two independent director nominees at their original purchase price. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500 Founder Shares, which the Company cancelled. Also in November 2020, the Company effected a stock dividend on the Class B common stock (which receipt of such dividends was waived by the independent director nominees), resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 shares were no longer subject to forfeiture.

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

Administrative Support Agreement — Commencing on the date the IPO Units were first listed on the NYSE, the Company had agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company paid the Sponsor $30,000 for such services during the three months ended March 31, 2021. Upon closing of the Business Combination, the Administrative Support Agreement was terminated.

FTV Management V, LLC (“FTV”) — In May 2018, Sunlight entered into a management agreement with FTV. Under the terms of the agreement, FTV provided strategic financial services to Sunlight in exchange for a management fee of $50,000 per calendar quarter. This management agreement terminated upon closing of the Business Combination.

Hudson SL Portfolio Holdings LLC (“HSPH”) — In February 2018, Sunlight entered into an administrative services agreement with HSPH, indirectly owned by members of Sunlight and SL Investor III LLC, where Sunlight agreed to provide certain services to Solar Loan Management LLC, an affiliate of Hudson Sustainable Investment Management, LLC and HSPH. These services generally include special servicing administration, ongoing accounting work, all calculations related to the purchase and financing of certain Loans under the forward flow agreement and the senior financing, and other services that would be expected of the sponsor of a securitized pool of loans. During the three months ended March 31, 2021, Sunlight was paid $0.1 million for such services. Upon departure of the former member of Sunlight’s board of directors upon closing of the Business Combination, Sunlight no longer considers HSPH a related party.

Tiger Infrastructure Partners (“Tiger”) — In September 2015, Sunlight entered into a management agreement with Tiger. Under the terms of the agreement, Sunlight pays Tiger a management fee of $50,000 per calendar quarter for strategic financial services provided by Tiger to Sunlight. In addition to the management fee, Sunlight reimbursed $0.0 million during the three months ended March 31, 2021. This management agreement terminated upon closing of the Business Combination.

Financing Program Agreement — In May 2018, Sunlight entered into a financing program agreement with Lumina Solar, Inc. (“Lumina”), pursuant to which Sunlight facilitates financing for consumers that purchase residential solar energy power systems from Lumina. A former member of Sunlight’s board of directors and a former officer of Sunlight are stockholders of, and actively involved in the management of, Lumina. Sunlight received approximately $0.1 million in revenue for the three months ended March 31, 2021. Upon departure of the former member of Sunlight’s board of directors upon closing of the Business Combination, Sunlight no longer considers Lumina a related party.

Estimated Tax Distributions — Sunlight Financial LLC distributes cash to its unitholders using allocations of estimated taxable income it expects to generate. As Sunlight revises its estimate of taxable income or loss, the allocation of taxable income to its unitholders may change, resulting in amounts due to, or from, certain unitholders. At March 31, 2022 and December 31, 2021, Sunlight declared distributions of $1.4 million and $0.0 million, respectively, that it had not yet paid, shown as “Distributions Payable” in the accompanying Unaudited Condensed Consolidated Balance Sheets. Sunlight paid estimated tax distributions of $0.0 million and $6.8 million during the three months ended March 31, 2022 and 2021, respectively.

Note 10. Commitments and Contingencies

Sunlight was subject to the following commitments and contingencies at March 31, 2022.

Litigation — From time to time, Sunlight may be involved in various claims and legal actions arising in the ordinary course of business. Sunlight establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

At March 31, 2022, Sunlight was not involved in any material legal proceedings regarding claims or legal actions against Sunlight.

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

Advances — Sunlight provides a contractually agreed upon percentage of cash to a contractor related to a Loan that has not yet been funded by either a Direct Channel Partner or its Bank Partner as well as amounts funded to contractors in anticipation of loan funding. At March 31, 2022, Sunlight has committed to advance up to $236.9 million for unfunded, approved Loans submitted by eligible contractors and other contingently committed amounts, of which Sunlight advanced $86.6 million included in “Advances” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with contractors, Direct Channel Partners, and Bank Partner, the funding source periodically remits to Sunlight the cash related to Loans it has originated. Sunlight has committed to funding such amounts to the relevant contractor when certain milestones have been reached relating to the installation of residential solar system, or other home improvement equipment, underlying the consumer receivable. Any amounts retained by Sunlight in anticipation of an installation milestone being reached are included in “Funding Commitments” in the accompanying Unaudited Condensed Consolidated Balance Sheets, totaling $16.6 million at March 31, 2022.

Loan Guarantees — Sunlight is required to guarantee the performance of certain Indirect Channel Loans, which it is required to repurchase in the event Sunlight is unable to facilitate the sale of such loans, and certain Direct Channel Loans. Upon repurchase, Sunlight may attempt to recover any contractual amounts owed by the borrower or from the contractor (in the event of a contractor’s nonperformance). Sunlight repurchased and wrote off 24 loans, totaling $0.5 million, for the three months ended March 31, 2022 as well as 34 loans, totaling $0.8 million, for the three months ended March 31, 2021 associated with these guarantees. At March 31, 2022, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $48.3 million, and Sunlight recorded a $0.4 million liability presented within “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets. At March 31, 2022, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s Bank Partner and certain Direct Channel Partners that were delinquent more than 90 days was $0.3 million.

Tax Receivable Agreement (“TRA”) — If Sunlight were to exercise its right to terminate the TRA or certain other acceleration events occur, Sunlight would be required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the TRA. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that Sunlight expects to have sufficient taxable income to utilize the full amount of any tax benefits subject to the TRA over the period specified therein. The payments that Sunlight would be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but Sunlight expects the cash tax savings it would realize from the utilization of the related tax benefits will exceed the amount of any required payments.

Sunlight Rewards™ Program — Sunlight Rewards™ allows solar salespeople to earn points for selling Sunlight-facilitated loans. These individuals can gain “status” for their own overall loyalty, track their points, and choose to redeem points for quality awards. If all points earned under the Sunlight Rewards™ Program were redeemed at March 31, 2022, Sunlight would pay $3.2 million, and Sunlight recorded a liability of $2.0 million.

Non-Cancelable Operating Leases — Sunlight's non-cancelable operating leases consist of office space leases at two locations: (a) 101 N. Tryon Street, Suite 1000, Charlotte, North Carolina 28246 (the “North Carolina Office Space”) that expires in June 2029 and (b) 234 West 39th Street, 7th Floor, New York, New York 10018 (the “New York Office Space”) that expires in October 2022. Certain lease agreements include rent concessions and leasehold improvement incentives. In addition to base rentals, certain lease agreements are subject to escalation provisions and rent expense is recognized on a straight‑line basis over the term of the lease agreement. None of Sunlight’s leases contain extension options.

On January 1, 2022, Sunlight recorded $7.6 million of right-of-use assets, included in “Other Assets” in the accompanying Unaudited Condensed Consolidated Balance Sheets, as well as $7.6 million of operating lease liabilities, included in “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets, for lease obligations that were historically classified as operating leases.

Successor
For the Three Months Ended March 31,
2022
Lease cost
Operating	$533
$533

Other information
Operating leases
Operating cash flows	$281
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	7,643
Weighted-average remaining lease term (in years)
Operating leases	7.1
Weighted-average discount rate
Operating leases	7.2%

At March 31, 2022, the approximate aggregate annual minimum future lease payments required on the operating leases are as follows:

April 1, through December 31, 2022	$1,375
2023	1,510
2024	1,553
2025	1,672
2026	1,790
Thereafter	4,856
Total future minimum lease payments	12,756
Less: imputed interest	(5,257)
Present value of future minimum lease payments	$7,499

During the three months ended March 31, 2022, total lease expense was $0.5 million, of which Sunlight had not yet paid $0.1 million at March 31, 2022. During the three months ended March 31, 2021, total lease expense was $0.3 million, of which Sunlight paid in full.

Note 11. Subsequent Events

The following events occurred subsequent to March 31, 2022 through the issuance date of these Unaudited Condensed Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

Share Repurchase Program

On May 16, 2022, Sunlight’s Board of Directors authorized a share repurchase program pursuant to which Sunlight may repurchase up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization. Sunlight intends to fund the share repurchases through a combination of cash on hand and future cash flow from operations. Under the share repurchase program, Sunlight may purchase common stock in open market transactions, block, or privately-negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act or by any combination of such methods, in each case subject to compliance with all SEC rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, debt covenant restrictions, general business conditions, the market price of Sunlight’s stock, self-imposed trading blackout periods, and the availability of alternative investment opportunities. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Sunlight Financial Holdings Inc.’s (the “Company,” “Sunlight,” “Successor,” “we,” “our” and “us”) consolidated results of operations and financial condition. The discussion should be read in conjunction with Sunlight’s consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Sunlight” is intended to mean the business and operations of Sunlight Financial Holdings Inc. and its consolidated subsidiaries.

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

Our ability to implement our business strategy is subject to numerous risks, as more fully described under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, among others:
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
•A significant portion of Sunlight’s total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.
•We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
•Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our clients’ businesses and levels of business activity.

Business Overview

Sunlight Financial Holdings Inc. (“Sunlight”) is a business-to-business-to-consumer, technology-enabled point-of-sale (“POS”) financing platform that provides residential solar and home improvement contractors the ability to offer seamless POS financing to their customers when purchasing residential solar systems or other home improvements. The resulting loans are funded by Sunlight’s network of capital providers who, by partnering with Sunlight, gain access to a difficult-to-reach loan market, best-in-class consumer credit underwriting, and attractive risk adjusted returns. These loans are facilitated by Sunlight’s proprietary technology platform, Orange® (“Orange®” or the “Platform”), through which Sunlight offers instant credit decisions to homeowners nationwide at the POS on behalf of Sunlight’s various capital providers. Since Sunlight’s founding in 2014 through March 31, 2022, Sunlight has facilitated over $6.7 billion of loans through the Platform in partnership with its contractor relationships.

Sunlight’s success is fueled by its strong and intentional culture based on core values such as honesty, fairness, and scrappiness. Sunlight’s culture encourages Sunlight teammates to work collaboratively with Sunlight’s contractor and capital provider partners, and the consumers they serve, to find the right result to business challenges and to deliver white-glove service. Also core to Sunlight’s values is a passion for Sunlight’s business and the societal benefits that the business funds. To date, Sunlight has facilitated loans to more than 176,550 homeowners who, as a result, have had the opportunity to save money on their utility bills and choose renewable energy over carbon-producing traditional sources of power. As of March 31, 2022, residential solar systems and energy-efficient home improvement products, facilitated through Sunlight financings since May 2016, have eliminated an estimated 30.2 million metric tons of carbon dioxide from the atmosphere. Sunlight has also executed the United Nations Climate Neutral Now Pledge, and its business was certified as carbon neutral for its fiscal year ending December 31, 2020 and is in the process of performing the required review to obtain certification for its fiscal year 2021. Sunlight will continue to pursue certification for carbon neutrality in the future.

Sunlight’s core business is facilitating loans made by Sunlight’s various capital providers to the consumer customers of residential solar contractors. Sales of Sunlight-facilitated loan products are made by contractors in the context of selling residential solar systems to consumers, allowing homeowners to go solar with no money down, and in most cases, immediately saving money on their utility bills and often saving a significant amount of money over the life of their solar system. While only approximately 20% of residential solar system sales were financed with solar loans in 2015, an estimated 70% of residential solar loan sales were financed with solar loans in 2021. Solar loans made to finance residential solar systems through Sunlight’s Platform are made exclusively to homeowners. Sunlight believes that homeowners generally have better credit characteristics than other consumer groups. As of March 31, 2022, the average FICO score of all solar borrowers financed through Sunlight’s Platform is 749. Both the generally strong credit profile of solar loan borrowers and attractive risk-adjusted returns on solar loans to capital providers have enabled Sunlight to build a diversified network of capital providers to fund the solar loans facilitated by Sunlight’s Platform.

Loan providers in the residential solar industry compete primarily on process (customer and contractor experience), pricing, and products. Orange® offers contractors robust tools to sell more solar systems and home improvements and homeowners a fast, fully-digital, and frictionless experience. Because Sunlight has diverse funding sources, Sunlight is able to offer a large suite of competitive loan products that include multiple loan structures and combinations of interest rates and tenors.

Sunlight’s revenue is primarily from platform fees earned on each solar and home improvement loan facilitated through Orange®. The platform fee is generally equal to the margin between the contractor fee charged to the contractor by Sunlight for each loan facilitated through Orange® and the discount at which Sunlight’s capital provider either funds or purchases such loan (as described in more detail below). The best-in-class credit quality of Sunlight-facilitated loans attracts diverse and attractively-priced capital (the “price” to Sunlight being the amount that a capital provider will pay to originate or purchase a Sunlight-facilitated loan), ensuring that Sunlight can offer competitive pricing to its network of contractors while still earning attractive margins. Sunlight’s business model is asset light, and therefore Sunlight has minimal consumer credit risk. Sunlight does not earn material revenue from loans maintained on its balance sheet.

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

For the periods prior to the Business Combination, Sunlight presents the results of operations for Sunlight Financial LLC and its consolidated subsidiary (the “Predecessor”), which does not include the results of operations for Spartan. For the periods after the Business Combination, Sunlight presents the results of operations for Sunlight Financial Holdings Inc. and its consolidated subsidiaries, including Sunlight Financial LLC (the “Successor”). The three months ended March 31, 2022 includes the results of operations for the Successor and the results of operation for the Predecessor during the three months ended March 31, 2021.

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

The Three Months Ended March 31, 2022 Compared to the Predecessor’s Three Months Ended March 31, 2021

•Sunlight facilitated the origination of $592.8 million of loans during the three months ended March 31, 2022, representing an increase of 2.0% from $581.1 million of loans during the three months ended March 31, 2021.
•Revenue was $28.2 million for the three months ended March 31, 2022, representing an increase of 13.9% from $24.8 million for the three months ended March 31, 2021.
•Net income (loss) was $(22.6) million for the three months ended March 31, 2022, representing a decrease from $2.7 million for the three months ended March 31, 2021.
•Adjusted Net Income (Loss) was $4.9 million for the three months ended March 31, 2022, representing a decrease from $9.3 million for the three months ended March 31, 2021.
•Adjusted EBITDA was $7.8 million for the three months ended March 31, 2022, representing a decrease of 32.0% from $11.5 million for the three months ended March 31, 2021.

As discussed more fully in “—Results of Operations,” Sunlight’s net income (loss), Adjusted Net Income (Loss), and Adjusted EBITDA for the three months ended March 31, 2022 includes the effects from the Business Combination and presented on a basis different than those measures for the Predecessor’s three months ended March 31, 2021.

Adjusted EBITDA

Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is included in “—Non-GAAP Financial Measures.” The following charts depict adjusted EBITDA and other key performance measures for the three months ended March 31, 2022 and the three months ended March 31, 2021 (USD in thousands):

a.Includes the results of operations for the Predecessor for the three months ended March 31, 2021 and the Successor for the three months ended March 31, 2022. Refer to “—Key Performance Measures” and “—Results of Operations” for amounts related to those periods.

Highlights

In the first quarter of 2022, Sunlight continued to experience strong growth including:
•The number of borrowers increased to 16,757, up 5.0% from 15,952 borrowers in the prior-year period.
•Contractor relationships grew 31.5% relative to the prior-year period, with 80 new solar and home improvement contractors joining the Platform in the first quarter of 2022 for a total of 1,589 active contractors.
•Average loan balance of $35,378, with a record-high average solar loan balance of $43,900.
•As of March 31, 2022, Sunlight had a cumulative funded loan total of $6.7 billion.

Key Performance Measures

Sunlight reviews several key performance measures, discussed below, to evaluate its business and results, measure performance, identify trends, formulate plans, and make strategic decisions. Sunlight believes that the presentation of such metrics is useful to its investors and counterparties because they are used to measure and model the performance of companies such as Sunlight using similar metrics.

The following table sets forth key performance measures for the three months ended March 31, 2022 and the three months ended March 31, 2021 (USD in thousands, except percentages):

	Successor(a)	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Percentage Change
	2022	2021
Funded Loans(b)	$592,831	$581,059	2.0%
Direct Channel Funded Loans	428,204	496,546	(13.8)
Indirect Channel Funded Loans	164,627	84,513	94.8
Platform Fee Loans(c)	592,540	622,640	(4.8)
Direct Channel Platform Fee Loans	428,204	496,546	(13.8)
Indirect Channel Platform Fee Loans	164,336	126,094	30.3
Revenue	28,231	24,787	13.9
Net Income	(22,606)	2,660	n.m.
Adjusted Net Income (Loss)	4,877	9,305	(47.6)
Adjusted EBITDA	7,809	11,490	(32.0)
a.Funded Loans, Platform Fee Loans, and Revenues were not materially impacted by the Business Combination for the three months ended March 31, 2022. Refer to “—Results of Operations” for a discussion of the effects of the Business Combination on Net Income, Adjusted Net Income (Loss), and Adjusted EBITDA.
b.Sunlight facilitated home improvement loans of $76.3 million and $31.0 million that were funded during the three months ended March 31, 2022 and 2021, respectively.
c.Sunlight facilitated home improvement platform fee loans of $87.2 million and $72.6 million during the three months ended March 31, 2022 and 2021, respectively.

Funded Loans. Sunlight refers to the aggregate principal balance of the loans facilitated through Orange®, and funded by Sunlight’s capital providers, during a given period, as “funded loans.” Direct channel capital providers fund Sunlight-facilitated solar or home improvement loans one-by-one directly onto their balance sheet via Orange®. Sunlight’s direct channel capital providers are depository institutions with the power and authority to originate loans such as banks and credit unions. In the indirect channel, Sunlight’s intermediary bank partner originates solar and home improvement loans, as directed by Sunlight’s allocation engine, on its balance sheet. These loans are aggregated, pooled, and sold to indirect channel capital providers that cannot, or do not wish to, directly originate solar or home improvement loans. The indirect channel capital provider relationship allows Sunlight to access a broader range of capital, which may include, among others, credit funds, insurance companies, and pension funds.

Platform Fee Loans. Indicates loans facilitated by Sunlight on which it earns platform fees in a given period (as described further under “Revenue” below).

Revenue. Sunlight earns revenue in two primary streams: platform fees earned on funded loans, as described above, and fees for loan portfolio management, servicing and administration services. For loans originated through Sunlight’s direct channel, Sunlight earns platform fees when the direct channel capital provider funds a particular loan and, for loans originated through Sunlight’s indirect channel, Sunlight earns platform fees when the indirect channel capital provider purchases a particular loan from Sunlight’s intermediary bank partner. Fees earned by Sunlight for loan portfolio management, servicing and administration services are paid to Sunlight by the capital providers for which such services are performed on a monthly basis or such other period as the parties agree.

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

Loan Characteristics

The following table sets forth the average characteristics of loans Sunlight facilitated for the three months ended March 31, 2022 and 2021 (USD in thousands, except percentages):

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
Average Loan Characteristics	2022	2021
Solar
Loan Term (in months)	244	235
Customer Interest Rate	2.0%	2.4%
Customer FICO Score	756	751
Loan Balance	$44	$39
Solar Maxx®(a)
Loan Term (in months)	286	n.a.
Customer Interest Rate	6.3%	n.a.
Customer FICO Score	633	n.a.
Loan Balance	$41	n.a.
Home Improvement
Loan Term (in months)	114	116
Customer Interest Rate	10.9%	9.6%
Customer FICO Score	758	757
Loan Balance	$17	$17
Home Improvement Maxx®(b)
Loan Term (in months)	106	n.a.
Customer Interest Rate	18.6%	n.a.
Customer FICO Score	626	n.a.
Loan Balance	$10	n.a.
a.Solar Maxx® loans represented less than 1.0% of loans facilitated by Sunlight during the three months ended March 31, 2022.
b.Home Improvement Maxx® loans represented less than 10.0% of loans facilitated by Sunlight during the three months ended March 31, 2022.

Recent Developments

Share Repurchase Program. On May 16, 2022, Sunlight’s Board of Directors authorized a share repurchase program pursuant to which Sunlight may repurchase up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization. Sunlight intends to fund the share repurchases through a combination of cash on hand and future cash flow from operations. Under the share repurchase program, Sunlight may purchase common stock in open market transactions, block, or privately-negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act or by any combination of such methods, in each case subject to compliance with all Securities and Exchange Commission (“SEC”) rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, debt covenant restrictions, general business conditions, the market price of Sunlight’s stock, self-imposed trading blackout periods, and the availability of alternative investment opportunities. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time.

Key Factors Affecting Operating Results

Sunlight’s future operating results and cash flows are dependent upon a number of opportunities, challenges, and other factors, including (a) growth in the number of loans funded to the customers of each contractor; (b) the availability of capital to fund the loan products offered by Sunlight and desired by the markets in which Sunlight participates and on economic terms favorable to Sunlight; (c) funded loan volume; (d) competition in the markets in which Sunlight operates; (e) the cost of traditional and other alternative sources of power to consumers and industry trends and general economic conditions; (f) growth in the number of contractors included in Sunlight’s network; and (g) concentration among Sunlight’s contractor partners and capital provider partners.

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

Competition

Competition for Sunlight occurs at two levels: (a) competition to acquire and maintain contractor relationships; and (b) competition to acquire high quality capital to fund loans, in each case on economic terms favorable to Sunlight.

Competition to Acquire and Maintain Contractor Relationships

Competition to obtain and maintain contractor relationships is significant. Although Sunlight has negotiated first-look exclusivity arrangements with, and volume commitments from, certain contractors, the contractors in the residential solar market generally do not enter into exclusive relationships with residential solar loan providers and Sunlight’s agreements with its network of contractors generally do not provide for exclusive relationships. Contractors may offer loan products from Sunlight, as well as from Sunlight’s competitors, and generally select between loan providers based on pricing (i.e. the dealer fee or original issue discount charged to the contractor), consumer credit approval rates, variety of loan products to address shifting consumer demands and market conditions, ease of loan application and completion process (platform) and other services to facilitate the contractor’s business.

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

Industry Trends and General Economic Conditions; Cost of Power

Sunlight’s results of operations in the past have been fairly resilient to economic downturns but in the future may be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending. and consumer demand for solar systems and home improvements. As general economic conditions improve or deteriorate, the amount of disposable income consumers have access to tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors such as interest rate levels, changes in monetary, fiscal and related policies, market volatility, consumer confidence, the impact of the COVID-19 pandemic, the Russian invasion of Ukraine and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.

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

Concentration

Sunlight’s expansive network of residential solar system and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which the Sunlight-facilitated loans made available by Sunlight’s capital providers are sold to the consumer customers of such contractors. Sunlight partners with some of the largest contractors in the United States, which in the aggregate generate a material portion of Sunlight’s funded loan volume through Sunlight’s network of capital providers. However, Sunlight’s contractor network is considerably diversified. In the period from March 31, 2020 to March 31, 2021, the top ten contractors in Sunlight’s network were responsible for selling 42.5% of Sunlight’s funded loan volume, and in the period from March 31, 2021 to March 31, 2022 that percentage increased to 46.1%. In both of these periods, only one contractor sold loans aggregating more than 10% of Sunlight’s revenue. That contractor was responsible for selling more than 15.9% and 13.4% of Sunlight’s funded loan volume in the period from March 31, 2020 to March 31, 2021 and in the period from March 31, 2021 to March 31, 2022, respectively. While the percentage of Sunlight’s funded loan volume sold by any contractor in Sunlight’s network varies from period to period, there is one contractor, Marc Jones Construction, L.L.C. d/b/a Sunpro Solar (“Sunpro”), that sold 17.2% and 17.2% of Sunlight’s funded loan volume during the three months ended March 31, 2022 and 2021, respectively. Sunlight believes that its contractor network is sufficiently diversified to continue to grow with the residential solar market, and increase share given market dynamics, but intends to continue adding contractors to the network in order to further diversify and broaden the opportunity to grow the business.

Sunlight has multiple capital providers in both its direct and indirect funding channels, all of which have increased their commitments since partnering with Sunlight. Sunlight's largest capital provider in the period from March 31, 2021 to March 31, 2022 has materially increased its commitment since the relationship began in 2015. Though Sunlight believes that the relationship with this capital provider is healthy and will continue without disruption, the significant portion of funded loan volume attributable to this capital provider results in concentration risk. This capital provider funded 43.2% and 25.1% of Sunlight’s funded loans during the period from March 31, 2020 to March 31, 2021 and during the period from March 31, 2021 to March 31, 2022, respectively. Sunlight cannot guarantee that this capital provider will continue to fund loans facilitated by Sunlight in the same volume or at all beyond its current contractual commitment. This capital provider may reduce the volume commitment in whole or in part upon no less than 90 days’ prior written notice. Sunlight added new capital providers in 2021 to reduce its capital provider concentration risk and will continue to do so selectively. Further, Sunlight is in continuous discussions with multiple capital providers on an ongoing basis and, if Sunlight were to receive an advance notice of termination from the capital provider, Sunlight will use the advance notification to develop alternate funding sources to replace this capital provider. While Sunlight believes that it would be able to identify and implement alternative arrangements during this period, Sunlight cannot guarantee that it would be able to do so at all or on equivalent or favorable terms. Sunlight believes that a failure to arrange alternative loan funding on equivalent terms would have little impact on Sunlight’s funded loan volume, as capital for the solar loan industry has historically been readily available. Rather, Sunlight believes that such failure would be more likely to have a greater negative impact on the amount of platform fees that Sunlight earns, and therefore could impact revenue.

Basis of Presentation

Sunlight conducts business through one operating segment, and Sunlight operates in one geographic region, the United States. See Notes 1 and 2 of the accompanying consolidated financial statements of Sunlight for more information.

Components of Results of Operations

Revenues

Revenue. Sunlight earns revenue in two primary streams: platform fees earned on each loan facilitated via Orange® and fees earned for loan portfolio management, servicing and administration services.

Platform fees. Platform fee revenue for each loan facilitated via Orange® is generally the difference between the contractor fee that Sunlight charges to the contractors in its network for access to Orange® and the ability to offer financing options to their customers and the capital provider discount charged to Sunlight (cost of capital to Sunlight) for such loan. The platform fee percentage is equal to the dollar amount of such fee divided by the principal balance at origination of such loan. Platform fees are generally earned by Sunlight in the direct channel when the direct channel capital provider funds a particular loan and in the indirect channel when an indirect channel capital provider purchases a particular loan from Sunlight’s intermediary bank partner. The contract between Sunlight and its intermediary bank partner for home improvement loans is considered a derivative for GAAP purposes, whereas the contract between Sunlight and its intermediary bank partner for solar loans is not. For indirect channel home improvement loans, Sunlight records a “realized gain on contract derivative (net)” in lieu of a platform fee generally when the loans are purchased by Sunlight’s indirect capital provider from Sunlight’s bank partner, and Sunlight is paid. As such, Sunlight excludes from its revenue any platform fee associated with an indirect channel home improvement loan under Sunlight’s related home improvement agreement. Sunlight estimates the fair value of the derivative components of the bank partnership arrangement based on the present value of the net cash flows that Sunlight expects to collect under the agreement. Under this home improvement bank partnership arrangement, with respect to a given home improvement loan, Sunlight will expect to collect (a) the amount paid by Sunlight’s indirect capital provider to purchase the loan from Sunlight’s bank partner (the outstanding principal balance of the loan less the amount of the capital provider discount applied to that loan plus any accrued and unpaid interest) minus (b) the total of amounts funded to the relevant contractor in respect of the related home improvement project (total cost of the project to the consumer customer of the relevant contractor less the applicable contractor fee) and any amounts that Sunlight owes to its bank partner in the form of minimum guaranteed returns to the bank partner on the origination of such loan. The aggregate estimated fair value of this agreement is marked to market by Sunlight on a monthly basis. When a loan sale occurs, the estimated fair value associated with the loans included in the sold portfolio is reversed and Sunlight recognizes the related realized net cash as a realized gain as noted above.

Loan portfolio management, servicing and administration revenue. Sunlight also earns revenue from fees charged by Sunlight for providing loan portfolio management, servicing, and administration services for certain of its capital providers. These services include the reporting of loan performance information, administration of servicing performed by third parties, and addressing customer concerns or complaints through Sunlight’s call center on behalf of the relevant capital provider.

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

Compensation and benefits. Compensation and benefits expenses represent costs related to our employees, such as salaries, bonuses, benefits, and equity-based compensation expenses. Also included are any recruiting costs incurred by Sunlight in attracting talent and professional and consulting fees related to certain services that Sunlight outsources to third parties.

Selling, general, and administrative. Selling, general, and administrative expenses include legal, audit and other professional services fees, travel and entertainment expenses, and insurance premiums as incurred. Sunlight recognizes expenses associated with co-marketing agreements when earned by the counterparty.

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

Provision for losses. Provision for losses relate primarily to certain receivables that are held-for-investment by Sunlight that are not performing or Sunlight estimates will not perform based upon historical experience. The term relates to Sunlight’s advances program, its prefunding program, and to certain solar and home improvement loans and loan participations that Sunlight purchased from Sunlight’s capital providers pursuant to the terms of its contract with those capital providers.

Management fees to affiliate. These expenses relate to fees paid pursuant to management agreements entered into between Sunlight and certain of Sunlight’s affiliates. These management agreements terminated upon closing of the Business Combination.

Other Income (Expense), Net

Interest income. Sunlight recognizes income on certain receivables that are held-for-investment by Sunlight, including certain solar or home improvement loans, or participations in solar loans, held on Sunlight’s balance sheet, in each case to the extent such receivables are performing. Sunlight accrues interest income based on the unpaid principal balance and contractual terms of such receivables, and recognizes income related to the discounts associated with such receivables as a yield adjustment using the interest method, or on a straight-line basis when it approximates the interest method, over the loan term.

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

Change in fair value of, and realized gains on, contract derivatives, net. The arrangements with Sunlight’s intermediary bank partner to originate indirect channel home improvement loans and with an indirect loan purchaser to purchase such loans are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns from the sale of home improvement loans from the bank partner’s balance sheet. Instead, Sunlight records derivatives that are marked to market on a monthly basis, with realized gains recognized on the derivatives on the sale of the loan from the bank partner to an indirect channel capital provider and accounting for the impact of any changes to the applicable interest rates on the amounts payable to the bank partner in connection with any such sale.

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

Results of Operations

This section includes a summary of our results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2022 and 2021 (USD in thousands, except percentages):

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Increase (Decrease)
	2022	2021	$	%
Revenue	$28,231	$24,787	$3,444	13.9%
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	5,229	4,854	375	7.7
Compensation and benefits	13,125	8,012	5,113	63.8
Selling, general, and administrative	6,472	1,916	4,556	237.8
Property and technology	1,928	1,208	720	59.6
Depreciation and amortization	22,447	809	21,638	2,674.7
Provision for losses	638	736	(98)	(13.3)
Management fees to affiliate	—	100	(100)	(100.0)
	49,839	17,635	32,204	182.6
Operating income (loss)	(21,608)	7,152	(28,760)	n.m.
Other Income (Expense), Net
Interest income	84	141	(57)	(40.4)
Interest expense	(260)	(255)	(5)	2.0
Change in fair value of warrant liabilities	(4,884)	(2,614)	(2,270)	86.8
Change in fair value of contract derivatives, net	(227)	(856)	629	(73.5)
Realized gains on contract derivatives, net	1,909	2,267	(358)	(15.8)
Other realized losses, net	(197)	—	(197)	n.m.
Other income	176	412	(236)	(57.3)
Business combination expenses	—	(3,587)	3,587	(100.0)
	(3,399)	(4,492)	1,093	(24.3)
Net Income (Loss) Before Income Taxes	(25,007)	2,660	(27,667)	n.m.
Income tax benefit (expense)	2,401	—	2,401	n.m.
Net Income (Loss)	(22,606)	2,660	(25,266)	n.m.
Noncontrolling interests in loss of consolidated subsidiaries	8,632	—	8,632	n.m.
Net Income (Loss) Attributable to Class A Shareholders	$(13,974)	$2,660	$(16,634)	n.m.

The Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021 (Predecessor)

Revenue

The following table provides the components of Sunlight’s revenue for three months ended March 31, 2022 and 2021 (USD in thousands, except percentages):

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Increase (Decrease)
	2022	2021	$	%
Direct Channel Platform Fees, net	$22,698	$21,846	$852	3.9%
Indirect Channel Platform Fees, net	3,456	1,816	1,640	90.3
Other revenues	2,077	1,125	952	84.6
Total	$28,231	$24,787	$3,444	13.9

Revenue increased by $3.4 million or 13.9% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to an overall 0.8% increase in the average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers, partially offset by a decrease of 8.1% in platform fee loans, excluding indirect channel home improvement platform fee loans treated as derivatives for accounting purposes. Sunlight’s revenue excludes amounts earned through its facilitation of indirect channel home improvement loan originations, which Sunlight presents as realized gains on contract derivatives.

Funded loans increased from $581.1 million for the three months ended March 31, 2021 to $592.8 million for the three months ended March 31, 2022, an increase of 2.0%. Sunlight believes that the increase in funded loans year-over-year is attributable primarily to growth in the residential solar market, deepening relationships with existing contractors, and an increase in the number of contractors in Sunlight’s contractor network.

The average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers increased 0.8% from the three months ended March 31, 2021 to the three months ended March 31, 2022. The platform fee percentage earned by Sunlight is dependent on several factors, including (a) the contractor fees charged by Sunlight to contractors (which is impacted by competitive pressure that varies from period to period, by loan product based on consumer and contractor preferences, and by the mix of contractors in a particular period as certain contractors may generally have higher or lower contractor fees than others), (b) the capital provider discounts charged to Sunlight by Sunlight’s capital providers (which may fluctuate based on, among other things, market conditions impacting cost of capital, opportunities in other asset classes, and the mix of capital providers funding or purchasing loans in a particular period as certain capital providers may generally have higher or lower capital provider discounts than others), (c) the mix of Sunlight loan products funded in a particular period (as certain products in that period, for reasons relating to competitive pressure for certain loan products or otherwise, may generally carry a higher or lower capital provider discount or contractor fee than others) and (d) other factors. Sunlight earns revenues from platform fees, which are determined by the margin between capital provider discounts charged to Sunlight and contractor fees charged by Sunlight to the contractors that sell the Sunlight-facilitated loan products. Both components in the calculation of platform fees are influenced by a variety of factors, including but not limited to those described above. For example, capital providers wishing to obtain greater volume may reduce capital provider discounts charged across all products to make funding with this capital provider an attractive option to Sunlight. As well, competitive pressures or volume discounts negotiated with certain contractors may reduce the contractor fees that Sunlight charges to such contractors on certain loan products or across loan products.

Sunlight believes that the difference in platform fee percentage from March 31, 2021 to March 31, 2022 is primarily attributable to competition in the market with regard to contractor fees, the mix of Sunlight loan products funded in the two periods (based on the recent trend towards contractor preference to offer certain longer term, lower interest rate loan products facing significant competitive pressure from other participants offering loan financing in the market and driving attractive contractor fee pricing in those periods) and an increase in capital provider discounts charged to Sunlight by capital providers in Sunlight’s indirect channel. Sunlight’s indirect channel capital providers are generally more reactive than direct channel capital providers to market uncertainty and interest rate market volatility as presented at the onset of the COVID-19 pandemic. Unlike Sunlight’s direct channel capital providers, Sunlight’s indirect channel capital providers are generally not depository institutions and therefore their own cost of capital is subject to market uncertainty. Consequently, the capital provider discounts charged to Sunlight by such indirect channel capital providers are also likely to be more reactive. Deposits, which are generally used by Sunlight’s direct channel capital providers to fund loans, are generally more stable, less reactive to market variance, and the least expensive cost of capital.

The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees and platform fees.

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Change in Average
	2022	2021
Solar Total - Capital Provider Discount	16.3%	16.7%	(0.4)%
Solar Total - Contractor Fee	21.4	21.0	0.4
Solar Total - Platform Fee	5.1	4.3	0.8

Solar Direct Channel - Capital Provider Discount	15.1	17.0	(1.9)
Solar Direct Channel - Contractor Fee	20.4	21.4	(1.0)
Solar Direct Channel - Platform Fee	5.3	4.4	0.9

Solar Indirect Channel - Capital Provider Discount	22.4	13.8	8.6
Solar Indirect Channel - Contractor Fee	26.4	17.2	9.2
Solar Indirect Channel - Platform Fee	4.0	3.4	0.6

Costs and Expenses

Cost of revenues increased by 7.7% for the three months ended March 31, 2022, which is less than the 13.9% increase in revenues when compared to the three months ended March 31, 2021. The $0.4 million increase in cost of revenues resulted from $0.4 million of increased costs of consumer credit underwriting arising from increased credit approval volumes and $0.3 million from incremental rewards earned by salespeople under Sunlight Rewards™, partially offset by decreased costs of $0.2 million from broker fees paid to financial institutions for arranging certain loan origination or purchase arrangements with capital providers. The broker fees are calculated as a percentage of the funded loan volume originating from an applicable loan origination or purchase arrangement with a capital provider. Sunlight’s obligation to pay these broker fees generally terminates between three and five years after the date that the initial loan is originated or purchased pursuant to an arrangement facilitated by the broker.

Compensation and benefits expense increased by $5.1 million, or 63.8% for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. Of the $5.1 million increase, $3.9 million of compensation expense recognized in the three months ended March 31, 2022 resulted from the Business Combination, including $2.7 million from the vesting of equity-based compensation awards granted to employees of Sunlight’s Predecessor that did not immediately vest upon completion of the Business Combination (provisionally-vested replacement awards were granted upon completion of the Business Combination that vest in future periods) and $1.2 million from restricted stock units granted on or after the Business Combination to Sunlight employees. The remaining $1.2 million of increased compensation expense resulted from an increase in employees from 190 at March 31, 2021 to 212 at March 31, 2022. The increase in employees is consistent with the growth in Sunlight’s business and Sunlight expects to continue hiring as its business grows in order to continue to expand its contractor network, develop its home improvement business, and meet the demands of its contractors and capital providers.

Selling, general, and administrative expense increased by $4.6 million, or 237.8% for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. Of the $4.6 million increase, Sunlight incurred $2.8 million of expense related to Sunlight’s operations as a public company, including $1.9 million of increased audit and accounting costs and an additional $0.9 million of insurance costs. In addition, Sunlight incurred an additional $0.5 million of legal and compliance costs as well as $0.5 million of additional bad debt and other costs during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021.

Property and technology expense increased by $0.7 million, or 59.6% for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, primarily due to increases in rent and licensing fees charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange® associated with the growth in Sunlight’s network of contractors.

Depreciation and amortization expense increased by $21.6 million, or 2,674.7% for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, primarily due to the amortization of intangible assets acquired in the Business Combination during the three months ended March 31, 2022 amounting to $22.2 million and the amortization of investments made in Orange® to support ongoing innovation and to automate certain other corporate processes.

Provision for losses decreased by $0.1 million, or 13.3% for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. Such decrease was due primarily to lower expected losses on funded loan volume with Sunlight’s bank partner. The ratio of provision for loss expense over aggregate funded bank partner loan volume in the three months ended March 31, 2021 was 0.9% as compared to 0.4% during the three months ended March 31, 2022.

Operating margin decreased materially from the three months ended March 31, 2021 to the three months ended March 31, 2022 due to the factors described above, primarily related to non-cash charges in connection with the Business Combination. Generally, operating margin benefits from the fixed nature of a material level of Sunlight expense and revenue generally growing materially faster than operating expenses when excluding the amortization effects of identified intangible assets and equity-based compensation expense.

Other Income (Expense), Net

Total other income (expense) increased $1.1 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, primarily resulting from a $3.6 million decrease in costs incurred in connection with the Business Combination, partially offset by a $4.9 million increase in the fair value of public and private warrants, originally issued by Spartan and assumed by Sunlight upon closing of the Business Combination, during the three months ended March 31, 2022 as compared to a $2.6 million increase in the fair value of warrants issued by Sunlight’s Predecessor during the three months ended March 31, 2021.

Income Tax Benefit

Sunlight's Predecessor was a limited liability company not subject to income taxes. During the three months ended March 31, 2022, the $2.4 million income tax benefit reflects an effective tax rate of 9.6%.

Noncontrolling Interests in Consolidated Subsidiaries

Sunlight's Predecessor did not consolidate any entities in which third parties owned a noncontrolling interest. During the three months ended March 31, 2022, income (loss) of consolidated subsidiaries allocated to noncontrolling interests represents $24.6 million of Sunlight Financial LLC’s consolidated net loss allocated to such noncontrolling interests at a weighted-average ownership of 35.1%.

Liquidity and Capital Resources

As of March 31, 2022, Sunlight had $69.6 million of unrestricted cash on hand and had drawn $20.6 million available to it under its $30.0 million credit facility.

Share Repurchase Program

On May 16, 2022, Sunlight’s Board of Directors authorized a share repurchase program pursuant to which Sunlight may repurchase up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization. Sunlight intends to fund the share repurchases through a combination of cash on hand and future cash flow from operations. Under the share repurchase program, Sunlight may purchase common stock in open market transactions, block, or privately-negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act or by any combination of such methods, in each case subject to compliance with all SEC rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, debt covenant restrictions, general business conditions, the market price of Sunlight’s stock, self-imposed trading blackout periods, and the availability of alternative investment opportunities. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time.

Loan and Security Agreement

On April 26, 2021, Sunlight entered into a Loan and Security Agreement, as amended (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”). The Loan and Security Agreement, which replaced Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matures on April 26, 2023. To secure the payment and performance of Sunlight’s obligations under the Loan and Security Agreement, Sunlight granted a continuing security interest in certain collateral, which generally includes all of Sunlight’s assets, whether currently owned or thereafter acquired, and all proceeds and products thereof. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (a) 5.0% and (b) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including maintenance of (a) Liquidity (as defined therein) at all times in an amount equal to or greater than the greater of (i) 35% of all outstanding principal amounts of any advances and (ii) $10.0 million; (b) at all times Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (c) EBITDA (as defined therein) of at least $5.0 million for the six-month period ending on the last day of each month. The Loan and Security Agreement contains customary events of default. SVB can elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight can be required to repay all amounts outstanding under the Loan and Security Agreement. In connection with the transition of accounts to SVB, Sunlight experienced a technical default that was waived by SVB. Otherwise, no defaults or events of default have occurred as of the date of this filing.

Material Cash Requirements

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

Historically, Sunlight has met its cash requirements from cash flow generated by operations, collection of advances under its contractor advance funding program and in prefunding payments under its prefunding program, and draws on Sunlight’s credit facility. Sunlight believes that it will continue to generate cash flow from its operations which, together with funds available under its new credit facility and cash on hand, will be sufficient to meet its liquidity needs during the next 12 months from the date of this Quarterly Report on Form 10-Q and beyond.

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

Sunlight started its business in 2014 and developed a key anchor partnership with a large residential solar contractor in 2016. Beginning in 2017 and through 2018, Sunlight focused on building and diversifying its contractor relationships and continues that process today. In 2020, as compared with 2019, Sunlight grew its solar contractor base by more than 60%. In 2021, as compared with 2020, Sunlight grew its solar contractor base by more than 32.3%. However, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight or experiences business disruption or a business failure or bankruptcy. For example, during May 2021, Sunlight was advised by a significant contractor that it would discontinue use of the Sunlight platform to finance its consumer customers effective immediately. This contractor accounted for approximately 9.5% and 3.0% of Sunlight’s total funded loan volumes during the year ended December 31, 2021 and for the three months ended March 31, 2022, respectively. Sunlight believes that its strong relationships with the existing contractors in Sunlight’s network, the continued growth in the number of contractor relationships, and the various competitive loan products and sales tools in Orange® have been and will continue to be key components of Sunlight’s increased market penetration, growth in funded loan volume and revenue.

Relationships with Capital Providers

Sunlight’s business model is dependent on its ability to connect its capital providers, who wish to build a portfolio of residential solar system loans, to the homeowner customers of the contractors in Sunlight’s distribution network, who wish to finance the purchase of a residential solar system. Sunlight earns a platform fee on each solar and home improvement loan facilitated through Orange®. The platform fee is generally equal to the difference, or the margin, between (a) the contractor fee that Sunlight charges to contractors for access to Orange® and for making the various Sunlight-offered loan products available to such contractors and (b) the capital provider discount charged by the relevant capital provider either funding or purchasing the loan in the direct and indirect channels, respectively (as described below). Sunlight’s business is therefore heavily dependent upon the availability of capital on attractive economic terms. Sunlight believes that it offers capital providers an attractive value proposition due to its industry-leading consumer credit underwriting, the attractive risk-adjusted returns that Sunlight’s capital providers earn relative to other asset classes, the access that our Platform provides to a unique and growing asset class that may reduce volatility in the ability to deploy capital, and the ability to access new customers for very little cost.

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

Cash Flow and Liquidity Analysis

Sunlight assesses liquidity primarily in terms of its ability to generate cash to fund operating and financing activities. Sunlight has historically generated increasing amounts of cash from operating activities, and management believes that Sunlight is in a strong financial and liquidity position. Sunlight’s cash from operating activities are generally derived from platform fees which are fully earned at the funding of a loan by direct channel capital providers and the purchase of a loan from our bank partner’s balance sheet by an indirect channel capital provider. Refer to “Critical Accounting Policies and Estimates” and Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a full description of the related estimates, assumptions, and judgments.

The Three Months Ended March 31, 2022 Compared to the Three Ended March 31, 2021 (Predecessor)

The following provides a summary of cash flow data for the three months ended March 31, 2022 and 2021 (in thousands):

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(21,130)	$10,500
Net cash used in investing activities	(786)	(1,132)
Net cash used in financing activities	(55)	(6,757)

Cash Flow from Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $21.1 million. Operating cash inflows for the three months ended March 31, 2022 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital provider to purchase, without duplication, loans of $0.5 billion, of which Sunlight paid $0.5 billion to contractors; repayment of advances and prefunds of $0.4 billion (conversely, Sunlight advanced or prefunded $0.5 billion); and net interest expense paid of $0.3 million. Operating cash outflows primarily consisted of compensation and benefits of $10.8 million, professional service fees of $2.0 million, and rebate and referral fees paid of $1.6 million.

For the three months ended March 31, 2021, net cash provided by operating activities was $10.5 million. Operating cash inflows for the three months ended March 31, 2021 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital providers to purchase without duplication, loans of $0.5 billion, of which Sunlight paid $0.5 billion to contractors; repayment of advances and prefunds of $0.4 billion (conversely, Sunlight advanced or prefunded $0.4 billion); and net interest expense paid of $0.2 million. Operating cash outflows primarily consisted of compensation and benefits of $11.7 million, information technology expenses of $1.1 million, and management fees paid to affiliates of $0.1 million.

Cash Flow from Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $0.8 million, of which $0.6 million was paid to internally develop software and acquire property and equipment and $0.4 million was paid to acquire loans; Sunlight received $0.3 million as return of capital on loans and loan participations. For the three months ended March 31, 2021, net cash used in investing activities was $1.1 million, of which $0.7 million was paid to internally develop software and acquire property and equipment and $0.8 million was paid to acquire loans and loan participations; Sunlight received $0.4 million as return of capital on loans and loan participations.

Cash Flow from Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $0.1 million that represents tax payments made on share-based payments in connection with the Business Combination. For the three months ended March 31, 2021, net cash used in financing activities was $6.8 million that represents distributions of $6.8 million.

Long-Term Debt

On April 26, 2021, Sunlight entered into the Loan and Security Agreement with SVB. The Loan and Security Agreement, which replaces Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matures on April 26, 2023. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (a) 5.0% and (b) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including (a) liquidity in an amount equal to or greater than (i) 35% of all outstanding principal amounts of any advances and (ii) $10.0 million; (b) Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (c) EBITDA (as defined therein) of at least $5.0 million for the six-month period ending on the last day of each month. The Loan and Security Agreement contains customary events of default. SVB could elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight could be required to repay all amounts outstanding under the Loan and Security Agreement. In connection with the transition of accounts to SVB, Sunlight experienced a technical default that was waived by SVB. Otherwise, no defaults or events of default have occurred as of the date of this filing.

Other Changes in Financial Position

Three Months Ended March 31, 2022

In addition to the changes in Sunlight’s financial position from December 31, 2021 to March 31, 2022 described in “—Results of Operations” and “—Cash Flow and Liquidity Analysis,” the following activities also occurred:
•Restricted cash. The cash Sunlight holds subject to contractual restrictions decreased by $0.3 million resulting from a $0.3 million decrease in cash temporarily held by Sunlight in connection with Sunlight’s administration of loan participations on behalf of a third party.
•Cumulative ASC 842 adoption effects. Sunlight recorded a right-of-use asset of $7.6 million and a lease liability of $7.6 million on January 1, 2022 as well as removal of $0.2 million in deferred rent.
•Noncontrolling interests in consolidated subsidiaries. As result of the Business Combination and the revised organizational structure, certain unitholders of Sunlight Financial LLC received a new class of common units in Sunlight, the Class EX units (“Class EX Units”), as well as one share of Class C Common Stock of the Company, to replace their current holding of Class C units in Sunlight Financial LLC. The Class EX Units represent noncontrolling interests in Sunlight Financial LLC, valued at $427.2 million at the Closing Date.
•Tax distribution. Sunlight Financial LLC declared distributions to its unitholders representing estimated tax payments in accordance with Sunlight Financial LLC’s organizational agreements. Sunlight accrued $1.4 million, or $0.03 per Class EX unit, to its noncontrolling interests. Ratable estimated tax payments from Sunlight Financial LLC to members consolidated by Sunlight are eliminated in consolidation.

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

Successor

Sunlight Financial LLC replaced the Prior Sunlight LLC Agreement with the Fifth Amended and Restated Limited Liability Company Agreement of Sunlight (the “Sunlight A&R LLC Agreement”), which was entered into concurrently with the closing of the Business Combination. Under the Sunlight A&R LLC Agreement, SL Financial Holdings Inc., as the sole managing member of Sunlight Financial LLC, has the right to determine when distributions will be made to the holders of Sunlight Units (as defined therein) and the amount of any such distributions, except that Sunlight Financial LLC is required to make distributions to the extent and in an amount such that the Sunlight Unitholders, including Sunlight Financial Holdings Inc., receive certain tax-related distributions and to make distributions in the event of dissolution. If a distribution is paid to the members of Sunlight Financial LLC, such distribution will be made to the holders of Sunlight Units on a pro rata basis in accordance with their respective percentage ownership of Sunlight Units. Funds used by Sunlight to satisfy its tax distribution obligations will not be available for reinvestment in its business, except to the extent Sunlight Financial Holdings Inc. uses any excess cash it receives to reinvest in Sunlight Financial LLC for additional Sunlight Units.

The holders of Sunlight Class X Units and Sunlight Class EX Units, including SL Financial Holdings Inc., will generally incur U.S. federal, state and local income taxes on their share of any net taxable income of Sunlight Financial LLC. Net income and losses of Sunlight Financial LLC generally will be allocated to the holders of Sunlight Class X Units and Sunlight Class EX Units on a pro rata basis in accordance with their respective percentage ownership of Sunlight Class X Units and Sunlight Class EX Units, subject to requirements under U.S. federal income tax law that certain items of income, gain, loss or deduction be allocated disproportionately in certain circumstances. To the extent that Sunlight has legally available cash (including borrowings available under the new credit facility or other debt arrangements) and subject to the terms of any current or future debt instruments, the Sunlight A&R LLC Agreement requires Sunlight Financial LLC to make pro rata cash distributions to all holders of Sunlight Units, including Sunlight Financial Holdings Inc., (a) first, in an amount sufficient to allow Sunlight Financial Holdings Inc. and its wholly-owned subsidiaries to satisfy their actual tax liabilities and obligations under the Tax Receivable Agreement except to the extent (i) based on the written advice of legal counsel, the distribution may reasonably constitute a fraudulent conveyance, or (ii) the terms of any financing necessary to make such tax distribution could reasonably, in the good faith judgment of SL Financial Holdings Inc., cause Sunlight Financial LLC to become insolvent within the twelve (12) month period following the date of such distribution, and (b) thereafter to the extent necessary, in an amount generally intended to allow Sunlight Unitholders, including Sunlight Financial Holdings Inc., to satisfy their respective income tax liabilities with respect to their allocable share of income of Sunlight Financial LLC, based on certain assumptions and conventions (including an assumed income tax rate) and after taking into account other distributions (including prior tax distributions) made by Sunlight Financial LLC.

Tax Receivable Agreement (“TRA”) (Successor)

On the Closing Date, Sunlight entered into the TRA with the TRA Holders and the Agent (as defined therein). The TRA generally provides for the payment by Sunlight to the Agent, for disbursement to the TRA Holders on a pro rata basis, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Sunlight actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of (a) certain increases in tax basis that occur as a result of Sunlight’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of a TRA Holders’s Sunlight Class EX Units upon the exercise of the redemption or call rights set forth in the Sunlight A&R LLC Agreement and (b) imputed interest deemed to be paid by Sunlight as a result of, and additional tax basis arising from, any payments Sunlight makes under the Tax Receivable Agreement. Sunlight will retain the benefit of the remainder of the actual net cash savings, if any.

If Sunlight elects to terminate the TRA early or if it is terminated early due to Sunlight’s failure to honor a material obligation thereunder or due to a Change of Control (as defined in the TRA), Sunlight will be required to make a payment equal to the deemed present value of the anticipated future payments to be made by it under the TRA (based upon certain assumptions and deemed events set forth in the TRA), which amount may substantially exceed the actual cash tax savings realized by Sunlight. In the case of an early termination upon a Change of Control, such early termination payment may, at Sunlight election, be paid ratably over the two-year period following the Change of Control.

Operating Lease Obligations

Sunlight’s operating lease obligations consist of its lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Sunlight leases office space at two locations: (a) 101 N. Tryon Street, Suite 1000, Charlotte, North Carolina 28246 (the “North Carolina Office Space”) and (b) 234 West 39th Street, 7th Floor, New York, New York 10018 (the “New York Office Space”). The operating lease rent expense for the North Carolina Office Space was $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The lease for the North Carolina Office Space will expire in June 2029. The operating lease rent expense for the New York Office Space was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The lease for the New York Office Space is scheduled to expire in October 2022.

Available Liquidity and Capital Resources

As of March 31, 2022, Sunlight’s cash and cash equivalents and restricted cash was $71.9 million. The restricted cash held by Sunlight primarily relates to a cash reserve that Sunlight’s bank partner requires to secure Sunlight’s short-term guarantee obligations of certain loans temporarily held by Sunlight’s bank partner. The contractual cash reserve is the difference between (a) the average original issue discount percentage of loans originated and held by Sunlight’s bank partner and (b) a contractual minimum original issue discount percentage, multiplied by the balance of the loans on the bank partner’s balance sheet at a given time. Sunlight guarantees the loans between the time the bank partner originates such loans and the time Sunlight arranges the sale of such loans to a Sunlight indirect channel capital provider.

Sunlight’s liquidity and its ability to fund its capital requirements is dependent on its future financial performance, which is subject to general economic, financial and other factors that are beyond its control and many of which are described under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. If those factors significantly change or other unexpected factors adversely affect Sunlight, Sunlight’s business may not generate sufficient cash flow from operations or it may not be able to obtain future financings to meet its liquidity needs.

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

The following table presents a reconciliation of net income to Adjusted Net Income, Adjusted EBITDA and Free Cash Flow as well as cash from operating activities to free cash flow for the three months ended March 31, 2022 and 2021 (USD in thousands):

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Net Income (Loss)	$(22,606)	$2,660
Adjustments for adjusted net income (loss)
Amortization of Business Combination intangibles	22,199	—
Non-cash change in financial instruments	4,935	3,058
Expenses from the Business Combination and Other	349	3,587
Adjusted Net Income (Loss)	4,877	9,305
Adjustments for adjusted EBITDA
Depreciation and amortization	248	809
Interest expense	260	255
Income tax expense (benefit)	(2,401)	—
Equity-based compensation	3,860	11
Fees paid to brokers	965	1,110
Adjusted EBITDA	7,809	11,490
Adjustments for net cash provided by (used in) operating activities
Interest expense	(260)	(255)
Fees paid to brokers	(965)	(1,110)
Expenses from the Business Combination and Other	(349)	(3,587)
Provision for losses	638	736
Changes in advances, net of funding commitments	(25,619)	855
Changes in operating capital and other	(2,384)	2,371
Net Cash Provided by (Used in) Operating Activities	(21,130)	10,500
Adjustments for free cash flow
Capital expenditures	(845)	(709)
Changes in advances, net of funding commitments	25,619	(855)
Changes in restricted cash	336	(1,040)
Payments of Business Combination costs	—	4,470
Other changes in working capital	2,473	367
Free Cash Flow	$6,453	$12,733

The following table presents a calculation of Adjusted Net Income per diluted Class A share (USD in thousands, except per share amounts):

Successor
For the Three Months Ended March 31,
2022

Adjusted Net Income (Loss)	$4,877

Adjusted Net Income (Loss) per Class A Share, Diluted	$0.03

Weighted-average Class A Shares
Class A Shares	86,373,596
Class EX Units	47,595,455
Restricted Stock Units	1,904,217
Warrants	27,777,780
163,651,048

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

Sunlight believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and on Sunlight’s business, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Sunlight’s contracts with its intermediary bank partner to originate home improvement loans and with an indirect loan purchaser to purchase such loans are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight estimates the fair value of the contract derivatives based upon the present value of net cash flows Sunlight expects to collect under the contracts, which predominately consist of the difference of the proceeds Sunlight expects to collect from an indirect channel capital provider at purchase of the loans by such capital provider (the principal balance of loans purchased less the relevant capital provider discount plus unpaid accrued interest on the loans to the date of purchase) and any amounts Sunlight owes to its bank partner in connection with such loans. Upon sale, Sunlight reverses the unrealized estimated fair value of the contract derivative for the loans sold and recognizes the net cash Sunlight receives from the sale within “Realized Gains on Contract Derivatives, Net” in Sunlight’s consolidated statement of operations.

Sunlight is obligated to repurchase non-performing loans originated by its bank partner from the date of origination to the date the loans are purchased from Sunlight’s bank partner by a Sunlight indirect channel capital provider. Sunlight does not record loans originated by its bank partner on its consolidated balance sheets (as Sunlight is not the originator of the loans), but Sunlight does record a liability for the losses Sunlight reasonably expects to incur in connection with Sunlight’s guarantee of its bank partner. Sunlight’s measurement of this liability is subject to significant judgement using historical loss experiences to estimate the likelihood that the guaranteed loans will default prior to sale and the severity of the loss Sunlight expects to incur. At March 31, 2022 and December 31, 2021, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s bank partner and delinquent more than 90 days was $0.3 million and $0.1 million, respectively.

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

Loans are considered past due or delinquent if the required principal and interest payments have not been received as of the date such payments are due. Generally, loans, including impaired loans, are placed on non-accrual status (a) when either principal or interest payments are 90 days or more past due based on contractual terms or (b) when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on non-accrual status. When a loan owned by Sunlight is placed on non-accrual status, Sunlight ceases to recognize interest income on the loans and reverses previously accrued and unpaid interest, if any. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Sunlight may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the loan or the restructured loan, as the case may be.

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

Derivative Assets

Sunlight’s contracts under which Sunlight arranges loans for the purchase and installation of home improvements other than residential solar energy systems contain features determined to be embedded derivatives from its host. Embedded derivatives are separated from the host contract and carried at fair value when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, standalone instrument with the same terms would qualify as a derivative instrument. The derivatives are measured both initially and in subsequent periods at fair value, with changes in fair value recognized on the statement of operations.

Sunlight uses a discounted cash flow model to value its derivative assets using various key assumptions, such as estimation of the timing and probability of expected future cash flows and selection of a discount rate applied to future cash flows using Sunlight’s implied credit risk.

Sunlight Rewards™ Program

The Sunlight Rewards™ Program is a proprietary loyalty program that Sunlight offers to salespeople selling residential solar systems for Sunlight’s network of contractors. Sunlight records a contingent liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450-20, Loss Contingencies using the estimated incremental cost of each point based upon the points earned, the point redemption value, and an estimated probability of point redemption consistent with Sunlight’s historical redemption experience under the program. When a salesperson redeems points from Sunlight’s third-party loyalty program vendor, Sunlight pays the stated redemption value of the points redeemed to the vendor. If all points earned under the Sunlight Rewards™ Program were redeemed at March 31, 2022 and December 31, 2021, Sunlight would pay $3.2 million and $3.0 million, respectively, of which Sunlight recorded liabilities of $2.0 million and $1.8 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 22, 2022, the Attorney General of the State of Minnesota filed a complaint in the District Court for the Fourth Judicial District in the State of Minnesota against Brio Energy LLC d/b/a Pure Solar Energy and Clean Energy Educators, Bello Solar Energy f/k/a Total Solar Solutions f/k/a Brio Solar Energy LLC, Avolta Power, Inc., Sunny Solar Utah LLC d/b/a Sunny Renewable Energy, Jared Fager, Michael Kaelin and Alan Whitaker (collectively, the “Solar Defendants”), as well as Goodleap LLC f/k/a Loanpal LLC, Corning Credit Union Services Company, LLC, and Sunlight Financial LLC (collectively, the “Other Defendants”). The complaint alleges that the Solar Defendants used deceptive and misleading sales tactics in violation of certain Minnesota laws, and seeks to hold the Other Defendants liable for any alleged misconduct of the Solar Defendants under the Minnesota “Holder Rule”. The Attorney General is seeking declarations from the defendants, restitution and contract rescission rights for the homeowners, and penalties and other costs and fees. The Company believes that the complaint against the Company is without merit and intends to vigorously defend against the litigation. The Company must submit its response by May 17, 2022.

Sunlight is, from time to time, subject to inquiries by government entities and is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS

With the exception of the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2022.

A significant portion of Sunlight’s total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 84,786,045 shares of Class A common stock issued and outstanding as of May 9, 2022, of which approximately 48,243,148 shares are subject to a lock-up period that expires on July 9, 2022, after which time, subject to applicable federal securities laws, all of these shares will be able to be resold. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

On May 16, 2022, our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which we may repurchase up to $50.0 million of our Class A common stock over an eighteen-month period from the date of authorization. The timing and amount of repurchases of shares of our Class A common stock, if any, will depend upon several factors, such as the level of cash balances, debt covenant restrictions, general business conditions, the market price of our stock, self-imposed trading blackout periods, and the availability of alternative investment opportunities. The Company is not obligated to repurchase any specific number or amount of shares of Class A common stock pursuant to the Share Repurchase Program, and it may modify, suspend or discontinue the Share Repurchase Program at any time. Repurchases of our Class A common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and, if shares are repurchased in the Share Repurchase Program, it will reduce the market liquidity for our Class A common stock. Additionally, the Share Repurchase Program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance long-term stockholder value, and the market price of our Class A common stock may decline below the levels at which we repurchased shares of stock.

Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our clients’ businesses and levels of business activity.

The Russian invasion of Ukraine has resulted in increased volatility in various financial markets and across various sectors. The United States and other countries, along with certain international organizations, have imposed economic sanctions on Russia and on certain Russian financial institutions and state-owned entities as a response to the invasion. The extent and duration of the military action, resulting sanctions and future market disruptions in the region are impossible to predict. Moreover, the ongoing effects of the hostilities and sanctions may not be limited to Russia and Russian companies and may spill over to and negatively impact other regional and global economic markets.

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

General economic conditions and the willingness of its capital providers to deploy capital in the consumer industries within which Sunlight operates also impact Sunlight’s performance. The origination of new loans through Orange®, and the platform fees and other fee income to Sunlight associated with such loans, is dependent upon sales and installations of solar systems and home improvements. Contractors’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, business conditions affecting an industry vertical or region, changing regulatory environments, delays in permitting and/or permission to operate of residential solar. In addition, in the first quarter of 2022, pursuant to a request from a U.S. solar equipment manufacturer, the Department of Commerce initiated country-wide circumvention of duties inquiries for solar panels imported into the United States from Cambodia, Malaysia, Thailand and Vietnam, which collectively constitute a material portion of solar installation equipment imports into the United States, and such inquiries or subsequent investigation could result in severe market disruption, including further supply chain slow-downs impacting business across the sector, delays in Sunlight contractor partners’ ability to install systems and, in some instances, the cancellation of installations by their homeowner customers, which translates into a delay or reduction in funded loans and Sunlight’s ability to earn an associated platform fee. Weak economic conditions including increased labor costs and labor shortages, delays in the supply chain and supply chain shortages, and delays in permitting and/or permission to operate of residential solar also could extend the length of contractors’ sales cycle and cause prospective borrowers to delay making (or not make) purchases of solar systems or home improvements. The decline in and delay of sales by contractors for any reason will generally result in reduced loan volume and associated fee income for Sunlight and its capital providers, particularly from platform fees on Direct Channel Loans, for which revenue is not recognized until the Direct Channel Partner funds the Loans, which may reduce loan volume and materially adversely affect Sunlight’s business, results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any of our equity securities during the three months ended March 31, 2022 that were not registered under the Securities Act.

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of our common stock during the quarter ended March 31, 2022:

Periods	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Programs
January 1 to January 31, 2022	4,960	$2.94	—	—
February 1 to February 28, 2022	4,251	4.07	—	—
March 1 to March 31, 2022	4,312	5.04	—	—
Total for Quarter Ended March 31, 2022	13,523	3.96	—	—
1.Represents shares withheld by the Company upon vesting of restricted stock units to pay taxes due.

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

10.1**†
Form of Restricted Stock Unit Award Agreement under the Sunlight Financial Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on March 29, 2022).

10.2**†	Form of Stand-Alone Long Term Cash Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on March 29, 2022).
10.3**†
Advisory Services Agreement, effective as of March 31, 2022, by and between Barry Edinburg and Sunlight Financial Holdings Inc. and each of its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on March 29, 2022).

10.4**†
Employment Agreement, effective as of April 1, 2022, by and among Rodney Yoder, Sunlight Financial Holdings Inc. and Sunlight Financial LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on March 29, 2022).

10.5**†
Director Fee Agreement, effective as of March 29, 2022, by and among Sunlight Financial Holdings Inc., Tiger Infrastructure Partners LP and Emil W. Henry, Jr. (incorporated by reference to Exhibit 10.48 to the Company’s post-effective amendment no. 2 to the registration statement on Form S-1 (File No. 001-39739) filed with the SEC on April 12, 2022).

10.6**†
Director Fee Agreement, effective as of March 29, 2022, by and among Sunlight Financial Holdings Inc., FTV Management Company, L.P. and Brad Bernstein (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on March 29, 2022).

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

32.1*	Certification of Chief Executive Officer of Sunlight Financial Holdings Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of Sunlight Financial Holdings Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101	The following materials from Sunlight Financial Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Changes in Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Incorporated by reference to prior filing.
†    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNLIGHT FINANCIAL HOLDINGS INC.

By:	/s/ Matthew Potere
Matthew Potere
Chief Executive Officer
(Principal Executive Officer)
May 16, 2022

By:	/s/ Rodney Yoder
Rodney Yoder
Chief Financial Officer
(Principal Financial Officer)
May 16, 2022