Form 10-Q
period 2022-06-30
Sunlight Financial Holdings Inc.
filed 2022-08-15
CIK 1821850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Large accelerated filer    ☐    Accelerated filer    ☐
Non-accelerated filer    ☒    Smaller reporting company    ☒    Emerging growth company    ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2022, 83,301,671 shares of Class A Common stock, $0.0001 par value, and 47,595,455 shares of Class C common stock, par value $0.0001 per share, were outstanding.

SUNLIGHT FINANCIAL HOLDINGS INC.
FORM 10-Q

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUNLIGHT FINANCIAL HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor
	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$68,913	$91,882
Restricted cash	1,581	2,018
Advances (net of allowance for credit losses of $3,487 and $238)	91,778	66,839
Financing receivables (net of allowance for credit losses of $146 and $148)	3,794	4,313
Goodwill	445,756	445,756
Intangible assets, net	335,343	365,839
Property and equipment, net	1,681	4,069
Other assets	22,533	21,531
Total assets	$971,379	$1,002,247

Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses	$16,082	$23,386
Funding commitments	16,568	22,749
Debt	20,613	20,613
Distributions payable	1,521	—
Deferred tax liabilities	32,637	36,686
Warrants, at fair value	10,281	19,007
Other liabilities	10,009	843
Total liabilities	107,711	123,284

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock (Successor); $0.0001 par value; 35,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock (Successor); $0.0001 par value; 420,000,000 shares authorized; 85,928,364 and 86,373,596 issued; and 84,332,637 and 84,803,687 outstanding as of June 30, 2022 and December 31, 2021, respectively	9	9
Class B common stock (Successor); $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class C common stock (Successor); $0.0001 par value; 65,000,000 shares authorized; 47,595,455 issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	765,284	764,366
Accumulated deficit	(195,642)	(186,022)
Total capital	569,651	578,353
Treasury stock, at cost; 1,595,727 and 1,569,909 Class A shares as of June 30, 2022 and December 31, 2021, respectively	(15,638)	(15,535)
Total stockholders' equity	554,013	562,818
Noncontrolling interests in consolidated subsidiaries	309,655	316,145
Total equity	863,668	878,963
Total liabilities and stockholders' equity	$971,379	$1,002,247
See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$29,590	$26,203	$57,821	$50,990
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	5,773	5,337	11,002	10,191
Compensation and benefits	14,138	8,108	27,263	16,120
Selling, general, and administrative	4,546	1,204	11,018	3,120
Property and technology	1,984	1,420	3,912	2,628
Depreciation and amortization	9,694	801	32,141	1,610
Provision for losses	4,042	436	4,680	1,172
Management fees to affiliate	—	100	—	200
	40,177	17,406	90,016	35,041
Operating income (loss)	(10,587)	8,797	(32,195)	15,949
Other Income (Expense), Net
Interest income	87	112	171	253
Interest expense	(296)	(317)	(556)	(572)
Change in fair value of warrant liabilities	13,610	(1,451)	8,726	(4,065)
Change in fair value of contract derivatives, net	320	69	93	(787)
Realized gains on contract derivatives, net	2,055	719	3,964	2,986
Other realized losses, net	(176)	—	(373)	—
Other income (expense)	(1,004)	209	(828)	621
Business combination expenses	—	(2,895)	—	(6,482)
	14,596	(3,554)	11,197	(8,046)
Net Income (Loss) Before Income Taxes	4,009	5,243	(20,998)	7,903
Income tax benefit (expense)	1,650	—	4,051	—
Net Income (Loss)	5,659	5,243	(16,947)	7,903
Noncontrolling interests in (income) loss of consolidated subsidiaries	(1,543)	—	7,089	—
Net Income (Loss) Attributable to Class A Shareholders	$4,116	$5,243	$(9,858)	$7,903

Earnings Per Class A Share
Net income (loss) per Class A share
Basic	$0.05		$(0.11)
Diluted	$0.05		$(0.11)
Weighted average number of Class A shares outstanding
Basic	84,635,413		84,717,117
Diluted	84,668,201		131,433,095

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Successor
	Shares		Preferred Stock	Common Stock			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Class A	Class C		Class A	Class B	Class C
March 31, 2022	86,373,596	47,595,455	—	$9	$—	$—	$765,755	$(199,758)	$(15,590)	$550,416	$307,667	$858,083
Equity-based compensation	—	—	—	—	—	—	2,647	—	—	2,647	663	3,310
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	—	—	(48)	(48)	—	(48)
Equity repurchase	(445,232)	—	—	—	—	—	(2,004)	—	—	(2,004)	—	(2,004)
Dilution	—	—	—	—	—	—	(1,114)	—	—	(1,114)	1,114	—
Distribution	—	—	—	—	—	—	—	—	—	—	(1,332)	(1,332)
Net income	—	—	—	—	—	—	—	4,116	—	4,116	1,543	5,659
June 30, 2022	85,928,364	47,595,455	—	$9	$—	$—	$765,284	$(195,642)	$(15,638)	$554,013	$309,655	$863,668

December 31, 2021	86,373,596	47,595,455	—	$9	$—	$—	$764,366	$(186,022)	$(15,535)	$562,818	$316,145	$878,963
Equity-based compensation	—	—	—	—	—	—	4,430	—	—	4,430	1,755	6,185
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	—	—	(103)	(103)	—	(103)
Equity repurchase	(445,232)	—	—	—	—	—	(2,004)	—	—	(2,004)	—	(2,004)
Dilution	—	—	—	—	—	—	(1,508)	—	—	(1,508)	1,508	—
Distribution	—	—	—	—	—	—	—	—	—	—	(2,705)	(2,705)
Cumulative ASC 842 adoption effect	—	—	—	—	—	—	—	238	—	238	41	279
Net loss	—	—	—	—	—	—	—	(9,858)	—	(9,858)	(7,089)	(16,947)
June 30, 2022	85,928,364	47,595,455	—	$9	$—	$—	$765,284	$(195,642)	$(15,638)	$554,013	$309,655	$863,668

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands)

	Predecessor
	Units				Temporary Equity				Units	Members' Equity
	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Other Ownership Interests	Other Ownership Interests	Accumulated Deficit	Total Members' Equity
March 31, 2021	389,852	234,051	306,895	78,717	$319,772	$196,340	$257,301	$59,836	54,867	$1,450	$(789,415)	$(787,965)
Preferred distributions, paid in-kind	14,094	8,461	11,094	—	11,815	7,438	9,752	—	—	—	(29,005)	(29,005)
Change in temporary equity redemption value	—	—	—	—	7,033	9,440	12,501	8,460	—	—	(37,434)	(37,434)
Equity-based compensation	—	—	—	—	—	—	—	—	1,594	7	—	7
Net income	—	—	—	—	—	—	—	—	—	—	5,243	5,243
June 30, 2021	403,946	242,512	317,989	78,717	$338,620	$213,218	$279,554	$68,296	56,461	$1,457	$(850,611)	$(849,154)

December 31, 2020	376,395	225,972	296,302	78,717	$260,428	$154,286	$202,045	$47,757	53,105	$1,439	$(623,342)	$(621,903)
Preferred distributions, paid in-kind	27,551	16,540	21,687	—	22,852	14,216	18,634	—	—	—	(55,702)	(55,702)
Change in temporary equity redemption value	—	—	—	—	55,340	44,716	58,875	20,539	—	—	(179,470)	(179,470)
Equity-based compensation	—	—	—	—	—	—	—	—	3,356	18	—	18
Net income	—	—	—	—	—	—	—	—	—	—	7,903	7,903
June 30, 2021	403,946	242,512	317,989	78,717	$338,620	$213,218	$279,554	$68,296	56,461	$1,457	$(850,611)	$(849,154)

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor	Predecessor
	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(16,947)	$7,903
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32,141	1,698
Provision for losses	4,680	1,172
Change in fair value of warrant liabilities	(8,726)	4,065
Change in fair value of contract derivatives, net	(93)	787
Other expense (income)	828	(621)
Share-based payment arrangements	8,652	18
Deferred income tax benefit	(4,051)	—
Increase (decrease) in operating capital:
Increase in advances	(25,206)	(5,673)
Increase in due from affiliates	—	(1,839)
Decrease in other assets	2,927	2,190
Increase (decrease) in accounts payable and accrued expenses	(4,077)	2,664
Increase (decrease) in funding commitments	(6,182)	3,779
Increase in due to affiliates	—	761
Increase (decrease) in other liabilities	(1,946)	202
Net cash provided by (used in) operating activities	(18,000)	17,106

Cash Flows From Investing Activities
Return of investments in loan pool participation and loan principal repayments	586	832
Payments to acquire loans and participations in loan pools	(1,438)	(1,170)
Payments to acquire property and equipment	(1,265)	(1,066)
Net cash used in investing activities	(2,117)	(1,404)

Cash Flows From Financing Activities
Proceeds from borrowings under line of credit	—	20,746
Repayments of borrowings under line of credit	—	(14,758)
Payments for share-based payment tax withholding	(103)	—
Payments for repurchase of common stock	(2,004)	—
Payment of capital distributions	(1,182)	(7,522)
Payment of debt issuance costs	—	(491)
Net cash used in financing activities	(3,289)	(2,025)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(23,406)	13,677

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	93,900	52,705

Cash, Cash Equivalents, and Restricted Cash, End of Period	$70,494	$66,382

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$559	$537
Cash paid during the period for income taxes, net	3,360	—

Noncash Investing and Financing Activities
Distributions declared, but not paid	$1,330	$—
Preferred dividends, paid in-kind	—	55,702
Change in temporary equity redemption value	—	179,470
Capital expenditures incurred but not yet paid	400	—
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

Direct Channel Loans — Sunlight arranges for certain Loans (“Direct Channel Loans”) to be originated and retained by third parties (“Direct Channel Partners”). The Direct Channel Partners originate the Direct Channel Loans directly, using their own credit criteria. These Direct Channel Partners pay for Direct Channel Loans by remitting funds to Sunlight, and Sunlight is thereafter responsible for making the appropriate payments to the relevant contractor. Sunlight earns income from the difference between the cash amount paid by a Direct Channel Partner to Sunlight for a given Direct Channel Loan and the dollar amount due to the contractor for such Direct Channel Loan. Sunlight does not participate in the ongoing economics of the Direct Channel Loans and, generally, does not retain any obligations with respect thereto except for certain ongoing fee-based administrative services and loan servicing performed by Sunlight.

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

These financial statements should be read in conjunction with Sunlight’s audited consolidated financial statements for the year ended December 31, 2021 and footnotes thereto included in Sunlight's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. Capitalized terms used herein, and not otherwise defined, are defined in Sunlight's consolidated financial statements for the year ended December 31, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

As a result of the Business Combination, a wholly-owned subsidiary of Sunlight Financial Holdings Inc. is the managing member of Sunlight Financial LLC, in which existing unitholders hold a 35.3% and 35.0% noncontrolling interest, net of unvested Class EX Units (Note 6), at June 30, 2022 and December 31, 2021, respectively.

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

Sunlight follows this hierarchy for its financial instruments, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes Sunlight’s financial instruments hierarchy at June 30, 2022:

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

Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of Sunlight’s Level 3 financial instruments. Sunlight’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that financial instrument. At June 30, 2022, Sunlight’s valuation process for Level 3 measurements, as described below, were conducted internally or by an independent valuation firm and reviewed by management.

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

	Successor
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$68,913	$91,882
Restricted cash and cash equivalents	1,581	2,018
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$70,494	$93,900

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

Loans and Loan Participations — Sunlight recognizes Indirect Channel Loans purchased from Sunlight’s Bank Partner as well as its 5.0% participation interests in Indirect Channel Loans as financing receivables held-for-investment based on management's intent, and Sunlight's ability, to hold those investments through the foreseeable future or contractual maturity. Financing receivables that are held‑for‑investment are carried at their aggregate outstanding face amount, net of applicable (a) unamortized acquisition premiums and discounts, (b) allowance for losses and (c) charge-offs or write-downs of impaired receivables. Upon consummation of the Business Combination, Sunlight adjusted the carrying value of loans and loan participations to their fair values at the Closing Date. If management determines a loan or loan participation is impaired, management writes down the loan or loan participation through a charge to the provision for losses. See “— Impairment” for additional discussion regarding management’s determination for loan losses. Sunlight applies the interest method to amortize acquisition premiums and discounts or on a straight-line basis when it approximates the interest method. Sunlight has not acquired any material loans with deteriorated credit quality that were not charged off upon purchase.

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

At June 30, 2022 and December 31, 2021, Sunlight evaluated financing receivables collectively, based upon those financing receivables with similar characteristics. Sunlight individually evaluates nonaccrual loans with contractual balances of $50,000 or more and receivables whose terms have been modified in a troubled debt restructuring with contractual balances of $50,000 or more to establish specific allowances for such receivables, if required. Those financing receivables where impairment is indicated were evaluated individually for impairment, though such amounts were not material.

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

June 30, 2022 (Successor)
Goodwill	670,457
Accumulated impairment losses	(224,701)
$445,756

Intangible Assets, Net — Sunlight identified the following intangible assets, recorded at fair value at the Closing Date of the Business Combination, and carried at a value net of amortization over their estimated useful lives on a straight-line basis. Sunlight’s intangible assets are evaluated for impairment on at least a quarterly basis:

	Estimated Useful Life (in Years)			Carrying Value
				Successor
Asset				June 30, 2022	December 31, 2021
Contractor relationships(a)	11.5			$350,000	$350,000
Capital provider relationships(b)	0.8			—	43,000
Trademarks/ trade names(c)	10.0			7,900	7,900
Developed technology(d)	3.0	—	5.0	9,599	8,193
				367,499	409,093
Accumulated amortization(e)(f)(g)				(32,156)	(43,254)
				$335,343	$365,839
a.Represents the value of existing contractor relationships of Sunlight estimated using a multi-period excess earnings methodology.
b.Represents the value of existing relationships with Direct Channel Partners and Indirect Channel Loan Purchasers that may be estimated by applying a with-and-without methodology.
c.Represents the trade names that Sunlight originated or acquired and valued using a relief-from-royalty method.
d.Represents technology developed by Sunlight for the purpose of generating income for Sunlight, and valued using a replacement cost method.
e.Amounts include amortization expense of $0.2 million, $0.7 million, $0.3 million, and $1.4 million related to capitalized internally developed software costs for the three and six months ended June 30, 2022 and 2021, respectively.
f.Includes amortization expense of $9.6 million, $0.7 million, $31.9 million, and $1.4 million for the three and six months ended June 30, 2022 and 2021, respectively.
g.At June 30, 2022, the approximate aggregate annual amortization expense for definite-lived intangible assets, including capitalized internally developed software costs as a component of capitalized developed technology, are as follows:

	Developed Technology	Other Identified Intangible Assets	Total
July 1, through December 31, 2022	$1,161	$15,728	$16,889
2023	2,311	31,199	33,510
2024	2,204	31,285	33,489
2025	1,503	31,199	32,702
2026	694	31,199	31,893
Thereafter	—	186,860	186,860
	$7,873	$327,470	$335,343

Property and Equipment, Net — Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

	Estimated Useful Life (in Years)			Carrying Value
				Successor
Asset Category				June 30, 2022	December 31, 2021
Furniture, fixtures, and equipment	5			$1,517	$1,020
Computer hardware	5			1,189	1,108
Computer software	1	—	3	352	250
Leasehold improvements	Shorter of life of improvement or lease term			—	2,829
				3,058	5,207
Accumulated amortization and depreciation(a)				(1,377)	(1,138)
				$1,681	$4,069
a.Includes depreciation expense of $0.1 million, $0.1 million, $0.2 million, and $0.2 million for the three and six months ended June 30, 2022 and 2021, respectively.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with its Bank Partner, Direct Channel Partners, and contractors, each of Sunlight’s Direct Channel Partners and its Bank Partner periodically remits to Sunlight the cash related to loans the funding source has originated. Sunlight has committed to funding such amounts, less any amounts Sunlight is entitled to retain, to the relevant contractor when certain milestones relating to the installation of residential solar systems or the construction of installation of other home improvement projects underlying the consumer receivable have been reached. Sunlight presents any amounts that Sunlight retains in anticipation of a contractor completing an installation milestone as “Funding Commitments” on the accompanying Unaudited Condensed Consolidated Balance Sheets, which totaled $16.6 million and $22.7 million at June 30, 2022 and December 31, 2021, respectively.

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

Distributions Payable — Sunlight Financial LLC accrues estimated tax payments to holders of its members’ equity when earned in accordance with Sunlight Financial LLC’s organizational agreements. On December 31, 2020, Sunlight accrued $1.3 million, $1.2 million, and $5.0 million, or $4.38, $5.33, and $13.34 per unit, payable to Class A-1, A-2, and A-3 Units, respectively, of which Sunlight paid $7.5 million during the six months ended June 30, 2021. On June 30, 2022, Sunlight accrued $1.5 million, or $0.03 per Class EX Unit, to its noncontrolling interests. Ratable estimated tax payments from Sunlight Financial LLC to members consolidated by Sunlight are eliminated in consolidation.

Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities — At each of June 30, 2022 and December 31, 2021, (a) other assets included Sunlight’s contract derivatives, prepaid expenses, accounts receivable, and interest receivable, and (b) accounts payable, accrued expenses, and other liabilities included Sunlight’s guarantee liability, accrued compensation, and other payables. Other assets at June 30, 2022 also included right-of-use assets arising from operating leases, and other liabilities at June 30, 2022 also included associated lease liabilities.

Noncontrolling Interests in Consolidated Subsidiaries — Noncontrolling interests represent the portion of Sunlight Financial LLC that the Company controls and consolidates but does not own. The Company recognizes each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions, and their share of the net earnings or losses of each respective consolidated entity. The Company allocates net income or loss to noncontrolling interests based on the weighted average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in net income (loss) attributable to noncontrolling interests in the Unaudited Condensed Consolidated Statements of Operations. The Company does not recognize a gain or loss on transactions with a consolidated entity in which it does not own 100% of the equity, but the Company reflects the difference in cash received or paid from the noncontrolling interests carrying amount as additional paid-in-capital.

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

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021
Platform fees, net(a)	$27,873	$25,112	$54,027	$48,774
Other revenues(b)	1,717	1,091	3,794	2,216
	$29,590	$26,203	$57,821	$50,990
a.Amounts presented net of variable consideration in the form of rebates to certain contractors. Includes platform fees from affiliates of $0.0 million, $0.0 million, $0.0 million, and $0.1 million for the three and six months ended June 30, 2022 and 2021, respectively. (Note 9).
b.Includes loan portfolio management, administration, and other ancillary fees Sunlight earns that are incidental to its primary operations. Sunlight earned $0.0 million, $0.0 million, $0.1 million, and $0.1 million for the three and six months ended June 30, 2022 and 2021, respectively, in administrative fees from an affiliate. (Note 9).

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

The contracts under which Sunlight (a) arranges Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems and (b) earns income from the prepayment of certain of those Indirect Channel Loans sold to an Indirect Channel Loan Purchaser are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight records realized gains on the derivatives within “Realized Gains on Contract Derivative, Net” in the accompanying Unaudited Condensed Consolidated Statements of Operations. Sunlight realized gains of $2.1 million, $0.7 million, $4.0 million, and $3.0 million for the three and six months ended June 30, 2022 and 2021, respectively, in connection with these contracts (Note 4). However, Sunlight recognized platform fee revenue of $1.1 million, $0.0 million, $1.6 million, and $0.0 million for its facilitation of direct channel home improvement loans for the three and six months ended June 30, 2022 and 2021, respectively.

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

Income Taxes — The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Unaudited Condensed Consolidated Statements of Operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

The Company accounts for uncertain tax positions by reporting a liability for unrecognizable tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

In accordance with the operating agreement of Sunlight Financial LLC, to the extent possible without impairing its ability to continue to conduct its business and activities, and in order to permit its member to pay taxes on the taxable income allocated to those members, Sunlight Financial LLC is required to make distributions to the member in the amount equal to the estimated tax liability of the member computed as if the member paid income tax at the highest marginal federal and state rate applicable to a corporate entity or individual resident in New York, New York to the extent Sunlight’s operations generate taxable income allocable to the applicable member. Sunlight declared $1.3 million and $2.7 million of distributions for the three and six months ended June 30, 2022, respectively, and none for the six months ended June 30, 2021.

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
		$407,600
e.Noncontrolling interests represent the 34.9% ownership in Sunlight Financial LLC not owned by Sunlight Financial Holdings Inc. as of the Closing Date. The fair value of the noncontrolling interests follows:

Common Class EX units	46,216,054
Fair value per unit	$9.46
Fair value of Class EX units	$437,204
Less: Post-combination compensation expenses	(9,993)
Noncontrolling interests	$427,211

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

Unaudited Pro Forma Operating Results — The following unaudited pro forma financial information presents the results of operations for each of the three and six months ended June 30, 2022 and 2021, respectively, as if the Business Combination on July 9, 2021 had occurred as of January 1, 2021. The unaudited pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, transaction expenses, nonrecurring post-combination compensation expense and the related adjustment to the income tax provision.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$29,590	$26,203	$57,821	$50,990
Net income (loss) before income taxes	6,928	(20,835)	(3,485)	(63,035)
Income tax benefit (expense)	(1,337)	292	673	2,433
Noncontrolling interests in (income) loss of consolidated subsidiaries	(2,439)	7,292	1,227	22,062
Net income (loss) attributable to Class A shareholders	3,152	(13,251)	(1,585)	(38,540)

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

	Advances(a)	Loans and Loan Participations(b)	Total
June 30, 2022 (Successor)
Amounts outstanding	$95,265	$4,289	$99,554
Unamortized discount	—	(349)	(349)
Allowance for credit losses	(3,487)	(146)	(3,633)
Carrying value	$91,778	$3,794	$95,572
December 31, 2021 (Successor)
Amounts outstanding	$67,077	$4,875	$71,952
Unamortized discount	—	(414)	(414)
Allowance for credit losses	(238)	(148)	(386)
Carrying value	$66,839	$4,313	$71,152
a.Represents advance payments made by Sunlight to certain contractors, generally on a short-term basis, in anticipation of a project’s substantial completion, including advances of $6.6 million and $9.0 million, net of allowances of $2.5 million and $0.0 million, to Sunlight contractors not associated with specific installation projects at June 30, 2022 and December 31, 2021, respectively.
b.Represents (i) Sunlight’s 5.0% participation interest in a pool of residential solar loans with an aggregate UPB of $4.0 million and $4.6 million at June 30, 2022 and December 31, 2021, respectively, and (ii) Indirect Channel Loans purchased by Sunlight with an aggregate UPB of $0.3 million and $0.3 million at June 30, 2022 and December 31, 2021, respectively. No loans or loan participations were individually evaluated for impairment at June 30, 2022 or December 31, 2021.

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021
Allowance for Credit Losses — Advances
Beginning Balance	$505	$101	$238	$121
Provision for credit losses	2,982	110	3,249	90
Ending Balance	$3,487	$211	$3,487	$211

Allowance for Credit Losses — Loans and Loan Participations
Beginning Balance	$73	$114	$148	$125
Provision for credit losses	1,060	326	1,431	1,082
Realized losses	(987)	(329)	(1,433)	(1,096)
Ending Balance	$146	$111	$146	$111

Changes in Carrying Value — Loans and Loan Participations
Beginning Balance	$4,126	$5,065	$4,313	$5,333
Purchases, net(a)	990	328	1,438	1,170
Proceeds from principal repayments, net	(279)	(413)	(586)	(832)
Accretion of loan discount	17	53	60	118
Provision for credit losses	(1,060)	(326)	(1,431)	(1,082)
Ending Balance	$3,794	$4,707	$3,794	$4,707
a.During the three and six months ended June 30, 2021, Sunlight purchased (i) 5.0% participation interests in 0 and 54 loans with an aggregate UPB of $0.0 million and $0.1 million, respectively, as well as (ii) 17 and 51 Indirect Channel Loans with an aggregate UPB of $0.3 million and $1.1 million, respectively. During three and six months ended June 30, 2022, Sunlight purchased 24 and 48 Indirect Channel Loans with an aggregate UPB of $0.6 million and $1.1 million, respectively.

Advances — The following section presents certain characteristics of Sunlight’s advances.

Risk Ratings — As further described in Note 2, management evaluates Sunlight’s advances for impairment using risk ratings assigned on a scale of “1” (low risk) through “5” (higher risk). The following table allocates the advance amount outstanding based on Sunlight’s internal risk ratings:

		Total
Risk Tier(a)		Contractors	Amount Outstanding	% of Amount Outstanding
June 30, 2022 (Successor)
1	Low risk	96	$16,525	17.3%
2	Low-to-medium risk	108	33,018	34.7
3	Medium risk	66	34,784	36.5
4	Medium-to-high risk	2	10,938	11.5
5	Higher risk	—	—	—
		272	$95,265	100.0%
December 31, 2021 (Successor)
1	Low risk	76	$14,575	21.7%
2	Low-to-medium risk	77	38,955	58.1
3	Medium risk	17	13,547	20.2
4	Medium-to-high risk	—	—	—
5	Higher risk	—	—	—
		170	$67,077	100.0%
a.At June 30, 2022 and December 31, 2021, the average risk rating of Sunlight’s advances was 2.4 (“low-to-medium”) and 2.0 (“low-to-medium risk”), weighted by total advance amounts outstanding.

Delinquencies — The following table presents the payment status of advances held by Sunlight:

Payment Delinquency	Amount Outstanding(a)	% of Amount Outstanding
June 30, 2022 (Successor)
Current	$71,892	81.0%
Less than 30 days	6,659	7.5
30 days	4,770	5.4
60 days	1,239	1.4
90+ days(b)	4,150	4.7
	$88,710	100.0%
December 31, 2021 (Successor)
Current	$54,586	94.0%
Less than 30 days	1,956	3.4
30 days	534	0.9
60 days	361	0.6
90+ days(b)	640	1.1
	$58,077	100.0%
a.Excludes advances of $6.6 million and $9.0 million to Sunlight contractors not associated with specific installation projects and was not delinquent at June 30, 2022 and December 31, 2021, respectively.
b.As further discussed in Note 2, Sunlight generally evaluates amounts delinquent for 90 days or more for impairment. Advances to contractors may remain outstanding as a result of operational and various other factors that are unrelated to the contractor’s creditworthiness. Sunlight assessed advances 90 days or more, along with other factors that included the contractor’s risk tier and historical loss experience, and established loss allowances of $1.0 million and $0.2 million at June 30, 2022 and December 31, 2021, respectively.

Concentrations — The following table presents the concentration of advances, by counterparty:

	Successor
	June 30, 2022		December 31, 2021
Contractor	Amount Outstanding	% of Total	Amount Outstanding	% of Total
1	$30,518	32.0%	$12,470	18.6%
2	10,901	11.4	20,894	31.1
3	10,407	10.9	9,496	14.2
4	6,072	6.4	1,745	2.6
5	4,966	5.2	2,093	3.1
6	3,515	3.7	2,610	3.9
7	2,758	2.9	2,571	3.8
8	1,601	1.7	—	—
9	1,354	1.4	855	1.3
10	1,027	1.1	486	0.7
Other(a)	22,146	23.3	13,857	20.7
	$95,265	100.0%	$67,077	100.0%
a.At June 30, 2022 and December 31, 2021, Sunlight recorded advances receivable from 262 and 160 counterparties not individually listed in the table above with average balances of $0.1 million and $0.1 million, respectively. At December 31, 2021, Sunlight recorded advances receivable from individual counterparties of $0.6 million, $0.6 million, $0.5 million, $0.4 million, and $0.4 million that represent the largest advance concentrations included in “Other,” based on the amount outstanding.

Loans and Loan Participations — The following section presents certain characteristics of Sunlight’s investments in loans and loan participations. Unless otherwise indicated, loan participation amounts are shown at Sunlight’s 5.0% interest in the underlying loan pool.

Delinquencies — The following table presents the payment status of loans and loan participations held by Sunlight:

Payment Delinquency(a)	Loan Participations		Bank Partner Loans		Total
	Loans	UPB	Loans	UPB	Loans	UPB	% of UPB
June 30, 2022 (Successor)
Current	3,503	$3,897	15	$274	3,518	$4,171	97.2%
Less than 30 days	69	85	1	10	70	95	2.2
30 days	11	13	—	—	11	13	0.3
60 days	5	5	—	—	5	5	0.1
90+ days	5	5	—	—	5	5	0.2
	3,593	$4,005	16	$284	3,609	$4,289	100.0%
December 31, 2021 (Successor)
Current	3,780	$4,442	14	$268	3,794	$4,710	96.6%
Less than 30 days	73	96	1	11	74	107	2.2
30 days	15	23	—	—	15	23	0.5
60 days	10	14	—	—	10	14	0.3
90+ days	7	9	1	12	8	21	0.4
	3,885	$4,584	16	$291	3,901	$4,875	100.0%
a.As further described in Note 2, Sunlight places loans delinquent greater than 90 days on nonaccrual status. Such loans had carrying values of $0.0 million and $0.0 million at June 30, 2022 and December 31, 2021, respectively. Sunlight does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material.

Loan Collateral Concentrations — The following table presents the UPB of Balance Sheet Loans, including Sunlight’s relevant participation percentage of the Indirect Channel Loans underlying the participation interests held by Sunlight, based upon the state in which the borrower lived at the time of loan origination:

	Successor
	June 30, 2022		December 31, 2021
State	UPB	% of Total	UPB	% of Total
Texas	$813	19.0%	$930	19.1%
California	767	17.9	867	17.8
Florida	366	8.5	423	8.7
New York	289	6.7	325	6.7
New Jersey	272	6.3	302	6.2
Arizona	194	4.5	220	4.5
Massachusetts	185	4.3	201	4.1
Pennsylvania	179	4.2	202	4.1
South Carolina	154	3.6	178	3.7
Missouri	126	2.9	135	2.8
Other(a)	944	22.1	1,092	22.3
	$4,289	100.0%	$4,875	100.0%
a.Sunlight only participates in residential solar loans originated within the United States, including 31 and 31 states not individually listed in the table above, none of which individually amount to more than 2.6% and 2.6% of the UPB at June 30, 2022 and December 31, 2021, respectively.

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

Sunlight’s derivative asset is recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as follows:

		Successor
	Balance Sheet Location	June 30, 2022	December 31, 2021
Contract derivative 1	Other assets	$869	$1,076
Contract derivative 2	Other assets	635	335
		$1,504	$1,411

The following table summarizes notional amounts related to derivatives:

	Successor
	June 30, 2022	December 31, 2021
Contract derivative 1(a)	$32,878	$38,879
Contract derivative 2(b)	52,766	37,891
a.Represents the carrying value of Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems held by Sunlight’s Bank Partner.
b.Represents the unpaid principal balance of the Loans at time of sale to the Indirect Channel Loan Purchaser for which Sunlight is entitled to income in the event of prepayment of the Indirect Channel Loan.

The following table summarizes all income (loss) recorded in relation to derivatives:

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021
Change in fair value of contract derivatives, net
Contract derivative 1	$214	$28	$(207)	$(1,020)
Contract derivative 2	106	41	300	233
	$320	$69	$93	$(787)
Realized gains on contract derivatives, net
Contract derivative 1	$1,976	$678	$3,807	$2,945
Contract derivative 2	79	41	157	41
	$2,055	$719	$3,964	$2,986

Note 5. Debt Obligations

Debt consists of the following:

Successor
	June 30, 2022							December 31, 2021
	Month Issued	Outstanding Face Amount	Carrying Value	Maximum Facility Size	Final Stated Maturity	Weighted Average		Carrying Value(a)
						Funding Cost	Life (Years)
Revolving credit facility(a)	Apr 2021	$20,613	$20,613	$30,000	Apr 2023	6.6%	0.8	$20,613
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

Activities — Activities related to the carrying value of Sunlight’s debt obligations were as follows:

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$20,613	$14,625	$20,613	$14,625
Borrowings	—	20,746	—	20,746
Repayments	—	(14,758)	—	(14,758)
Amortization of deferred financing costs(a)	—	—	—	—
Ending Balance	$20,613	$20,613	$20,613	$20,613
a.Excludes $0.0 million and $0.0 million amortization of deferred financing costs for the three and six months ended June 30, 2021, respectively. Sunlight includes amortization of these costs within “Depreciation and Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. Unamortized deferred financing costs upon closing of the Business Combination did not qualify as acquired assets; therefore, Sunlight did not have any such unamortized costs at June 30, 2022 or December 31, 2021 and did not amortize any such costs for the three or six months ended June 30, 2022.

Maturities — At June 30, 2022, all of Sunlight’s debt obligations contractually mature in 2023.

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

Class A Common Stock — The Company is authorized to issue 420,000,000 shares of Class A common stock with a par value of $0.0001 per share (“Class A Share”). At June 30, 2022 and December 31, 2021, there were 84,332,637 and 84,803,687 shares of Class A common stock issued and outstanding.

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

The Company cancelled 1,187,759 shares of Class B common stock upon Closing of the Business Combination in connection with the redemption of 19,227,063 shares of Class A common stock issued in the Initial Public Offering, and the remaining 7,437,241 shares of Class B common stock were automatically converted into Class A common stock at the Business Combination on a one-for-one basis. At June 30, 2022 and December 31, 2021, there were no shares of Class B common stock issued and outstanding.

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

Class C Common Stock — The Company is authorized to issue 65,000,000 shares of Class C common stock with a par value of $0.0001 per share (“Class C Common Stock”). At June 30, 2022 and December 31, 2021, there were 47,595,455 and 47,595,455 shares of Class C Common Stock issued and outstanding, respectively. Each Class C share, along with one Class EX Unit, can be exchanged for one Class A Share, subject to certain limitations. Upon exchange, Sunlight redeems and cancels the Class C Common Stock and Sunlight Financial LLC redeems and cancels the Class EX Unit. Class C shares have no dividend or liquidation rights, but do have voting rights on a pari passu basis with the Class A Shares.

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

Warrants — At June 30, 2022, Sunlight has authorized Class A Shares to cover the exercise of the following outstanding warrants on its equity:

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

Share Repurchase Program — On May 16, 2022, Sunlight’s Board of Directors authorized a share repurchase program pursuant to which Sunlight may repurchase up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization. Under the share repurchase program, Sunlight may purchase common stock in open market transactions, block, or privately-negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act or by any combination of such methods, in each case subject to compliance with all SEC rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, debt covenant restrictions, general business conditions, the market price of Sunlight’s stock, self-imposed trading blackout periods, and the availability of alternative investment opportunities. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time. Sunlight repurchased the following Class A common shares:

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021
Amount paid	$2,004	$—	$2,004	$—
Common Class A shares repurchased	445,232	—	445,232	—
Price paid per common Class A share	$4.50	n.a.	$4.50	n.a.

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

Temporary Equity Activities — Activities related to interests in Sunlight Financial LLC’s partnership equity units considered temporary equity were as follows:

Month of Issuance	Class A-3 Units	Class A-2 Units	Class A-1 Units
Units at December 31, 2020 (Predecessor)	376,395	225,972	296,302
March 2021	13,457	8,079	10,593
June 2021	14,094	8,461	11,094
	27,551	16,540	21,687
Units at June 30, 2021 (Predecessor)	403,946	242,512	317,989

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

Subordinated Units — Prior to the Business Combination, the Class B Units were a class of equity units subordinate to Class A Units with regard to liquidation, and Sunlight’s payment of the preferred return to the Class A Units, in Class A PIK Units, diluted Class B Units’ interests in Sunlight’s equity. No Class B Units were issued, redeemed, or cancelled during the six months ended June 30, 2021. At the Closing of the Business Combination, holders of Class B Units exchanged their Class B Units for cash and Class EX Units.

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

The Sunlight Financial LLC portion of noncontrolling interests is computed as follows:

	Successor
	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022
Sunlight Financial LLC net income (loss) before income taxes	$4,359	$(20,258)
Sunlight Financial LLC as a percent of total(a)	35.2%	35.1%
Sunlight Financial LLC net income (loss) attributable to the Class EX unitholders	$1,543	$(7,089)
a.Represents the weighted average percentage of total Sunlight shareholders' net income (loss) in Sunlight Financial LLC attributable to the Class EX unitholders.

The following discloses the effects of changes in Sunlight's ownership interest in Sunlight Financial LLC on Sunlight's equity:

	Successor
	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022
Transfers (to) from noncontrolling interests:
Decrease in Sunlight's shareholders' equity for the delivery of Class EX Units primarily in connection with vested provisionally-vested Class EX Units	$(1,114)	(1,508)
Dilution impact of equity transactions	(1,114)	(1,508)
Net income (loss) attributable to Class A shareholders	4,116	(9,858)
Change from transfers (to) from noncontrolling interests and from net income (loss) attributable to Class A shareholders	$3,002	$(11,366)

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

Sunlight has granted the following outstanding awards (“Compensation Awards”) to certain employees and members of Sunlight’s Board at June 30, 2022:

	Service (in Years)(b)
Award Class(a)	Minimum	Maximum	Awards(c)
Provisionally-Vested Class A Shares	1.9	3.6	231,280
Provisionally-Vested Class EX Units	1.9	1.9	536,676
Director RSUs	1.0	1.0	275,228
Employee RSUs(d)	3.0	4.0	2,595,602
			3,638,786
a.All awards subject solely to time-based vesting.
b.At time of grant.
c.Net of fully vested and forfeited awards.
d.Additionally, Sunlight granted $7.3 million of RSU awards that were outstanding at June 30, 2022 for which Sunlight accounts as liabilities and which vest over a period of 4 years from the date of grant. Sunlight will determine the number of awards granted based upon the traded price of its Class A Shares during 2022.

Compensation Unit Activities — Activities related to Sunlight’s equity-based compensation were as follows:

Successor

	Provisionally-Vested				RSUs
	Class A Shares		Class EX Units		Directors		Employees(a)
	Per Share	Shares	Per Unit	Units	Per Unit	Units	Per Unit	Units
December 31, 2021 (Successor)	$9.46	337,193	$9.46	974,447	$9.46	75,000	$8.97	2,136,129
Issued	—	—	5.04	70,991	4.37	200,228	4.17	880,410
Vested	9.46	(74,998)	9.46	(345,833)	—	—	—	—
Forfeited or Cancelled	9.46	(30,915)	9.46	(162,929)	—	—	7.54	(420,937)
June 30, 2022 (Successor)	9.46	231,280	9.02	536,676	5.76	275,228	7.56	2,595,602
a.During the six months ended June 30, 2022, Sunlight also granted $11.5 million of RSU awards classified as liabilities, of which $0.6 million was forfeited and $3.7 million was reclassified as equity.

Predecessor

	Class C		LTIP
	Per Unit	Units	Per Unit	Units
December 31, 2020 (Predecessor)	$14.51	234,403	$20.06	71,060
Converted to Class C-1 Units	16.19	(181)	18.96	(377)
Converted to Class C-2 Units	11.12	(1,513)	15.64	(1,285)
June 30, 2021 (Predecessor)	14.53	232,709	20.14	69,398

Unrecognized Compensation Expense — At June 30, 2022, Sunlight has not yet recognized compensation expense for the following awards, all of which are subject solely to time-based service vesting conditions:

Type(a)	Weighted Average Recognition Period	Awards	Amount
Provisionally-Vested Class A Shares	1.0 year	231,280	$2,188
Provisionally-Vested Class EX Units	0.5 years	536,676	5,947
Director RSUs	0.5 years	275,228	839
Employee RSUs	1.7 years	2,595,602	13,983
		3,638,786	$22,957
a.In addition to the above, Sunlight has not yet recognized $0.1 million of compensation expense associated with employee subscriptions under Sunlight’s ESPP with a weighted-average recognition period of 0.1 years as well as $7.4 million of compensation expense associated with RSUs classified as liabilities with a weighted-average recognition period of 2.0 years.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Successor
	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022
Net Income (Loss) Per Class A Shareholders, Basic
Net income (loss) available to Class A shareholders	$4,232	$(9,483)
Total weighted average shares outstanding	84,635,413	84,717,117
Net Income (Loss) Per Class A Shareholders, Basic	$0.05	$(0.11)

Net Income (Loss) Per Class A Shareholders, Diluted
Net income (loss) available to Class A shareholders	$4,232	$(14,769)
Total weighted average shares outstanding	84,668,201	131,433,095
Net Income (Loss) Per Class A Shareholders, Diluted	$0.05	$(0.11)

Net income (loss) available to Class A shareholders
Net Income (Loss)	$5,659	$(16,947)
Noncontrolling interests in (income) loss of consolidated subsidiaries	(1,543)	7,089
Other weighting adjustments	116	375
Net Income (Loss) Attributable to Class A Shareholders	4,232	(9,483)
Noncontrolling interests in income (loss) of Sunlight Financial LLC, net of assumed corporate income taxes at enacted rates, attributable to Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	—	(5,286)
Net income (loss) available to Class A shareholders, diluted	$4,232	$(14,769)

Weighted Average Units Outstanding
Class A shares outstanding	84,635,413	84,717,117
Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	—	46,715,978
Incremental Class A Shares attributable to dilutive effect of warrants(b)	—	—
Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(c)	32,788	—
Total weighted average shares outstanding, diluted	84,668,201	131,433,095
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
b.Sunlight uses the treasury stock method to determine the dilutive effect, if any, of warrants exercisable in Sunlight’s Class A Shares. Such warrants were out-of-the-money during the six months ended June 30, 2022.
c.Restricted Class A share units granted to directors and employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Sunlight’s Class A Shares and therefore participate fully in the results of Sunlight’s operations from the date they are granted.

The Class C shares have no net income (loss) per share as they do not participate in Sunlight’s earnings (losses) or distributions. Sunlight determined the presentation of earnings per unit during the Predecessor periods is not meaningful. Therefore, the earnings per unit information has not been presented for the Predecessor periods.

The following table summarizes the weighted-average potential common shares excluded from diluted income (loss) per common share as their effect would be anti-dilutive:

	Successor
	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Common Shares From	2022	2022
Class EX Units	46,802,203	—
Warrants(a)	27,150,000	27,150,000
Other warrants	627,780	627,780
Unvested Class EX Units	793,252	879,477
RSUs(b)	1,812,969	2,001,987
ESPP(c)	24,908	29,027
	77,211,112	30,688,271
a.Includes Public Warrants and Private Placement Warrants.
b.Includes RSUs awards to directors and employees.
c.Class A Shares deliverable to employees in satisfaction of subscriptions under Sunlight’s ESPP.

There were no dividends declared for Sunlight’s Class A common stock during the six months ended June 30, 2022.

Note 7. Fair Value Measurement

The carrying values and fair values of Sunlight’s assets and liabilities recorded at fair value on a recurring or non-recurring basis, as well as other financial instruments for which fair value is disclosed, at June 30, 2022 and December 31, 2021 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
June 30, 2022 (Successor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	$4,005	$3,541	$—	$—	$3,290	$3,290
Loans, held-for-investment	284	253	—	—	220	220
Cash and cash equivalents	68,913	68,913	68,913	—	—	68,913
Restricted cash	1,581	1,581	1,581	—	—	1,581
Contract derivatives	85,644	1,504	—	—	1,504	1,504

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	10,281	—	—	10,281	10,281
Guarantee obligation	n.a.	1,491	—	—	1,491	1,491

December 31, 2021 (Successor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	4,584	4,051	—	—	4,260	4,260
Loans, held-for-investment	291	262	—	—	250	250
Cash and cash equivalents	91,882	91,882	91,882	—	—	91,882
Restricted cash	2,018	2,018	2,018	—	—	2,018
Contract derivatives	76,770	1,411	—	—	1,411	1,411

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	19,007	—	—	19,007	19,007
Guarantee obligation	n.a.	418	—	—	418	418

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

Sunlight’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Assets	Liabilities
	Contract Derivatives	Warrants
December 31, 2021 (Successor)	$1,411	$19,007
Transfers(a)
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	(8,726)
Included in change in fair value of contract derivatives, net	93	—
Included in realized gains on contract derivatives, net	3,964	—
Payments, net	(3,964)	—
June 30, 2022 (Successor)	$1,504	$10,281

December 31, 2020 (Predecessor)	$1,435	$5,643
Transfers(a)
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	4,065
Included in change in fair value of contract derivatives, net	(787)	—
Included in realized gains on contract derivatives, net	2,986	—
Payments, net	(2,986)	—
June 30, 2021 (Predecessor)	$648	$9,708
a.Transfers are assumed to occur at the beginning of the respective period, except transfers that occurred at the Closing Date of the Business Combination.
b.Increases in the fair value of liabilities represent losses included in net income.

Contract Derivative Valuation — Fair value estimates of Sunlight's contract derivatives are based on an internal pricing model that uses a discounted cash flow valuation technique, incorporates significant unobservable inputs, and includes assumptions that are inherently subjective and imprecise. Significant inputs used in the valuation of Sunlight’s contract derivatives include:

Contract Derivative	Significant Inputs
1	Inputs include expected cash flows from the financing and sale of applicable Indirect Channel Loans and discount rates that market participants would expect for the Indirect Channel Loans. Significant increases (decreases) in the discount rates in isolation would result in a significantly lower (higher) fair value measurement.
2	Inputs include expected prepayment rate of applicable Indirect Channel Loans sold to the Indirect Channel Loan Purchaser. Significant increases (decreases) in the expected prepayment rate in isolation would result in a significantly higher (lower) fair value measurement.

The following significant assumptions were used to value Sunlight’s contract derivative:

	Successor
	June 30, 2022	December 31, 2021
Contract Derivative 1
Discount rate	11.8%	10.0%
Weighted average life (in years)	0.2	0.2
Contract Derivative 2
Expected prepayment rate	75.0%	75.0%

Compensation Unit and Warrant Valuation — Sunlight uses the observed market price of its publicly-traded Class A Shares and the warrants thereon to measure the value of RSU awards on the grant date and the value of Public Warrants, respectively. For Private Placement Warrants, Sunlight uses an independent third-party valuation firm to value those warrants using a Monte Carlo option pricing model, which includes the following estimates of underlying asset value, volatility, dividend rates, expiration dates, and risk-free rates:

Successor
Assumption	June 30, 2022
Class A common share value per share(a)	$2.95
Implied volatility(a)	61.6%
Dividend yield(b)	—%
Time to expiry (in years)(a)	4.0
Risk free rate(a)	3.0%
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

Note 8. Taxes

Sunlight calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The income tax benefit was $4.1 million for the six months ended June 30, 2022. Sunlight Financial LLC, Sunlight’s accounting predecessor, is a limited liability partnership not subject to income taxes. Sunlight’s effective tax rate was 19.3% for the six months ended June 30, 2022. The difference between Sunlight’s statutory and effective tax rate is primarily due to the permanent adjustments for changes in the value of warrant liabilities of $1.2 million and noncontrolling interest in subsidiaries of $1.7 million.

Sunlight recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in Sunlight's Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the total amount of gross interest and penalties accrued was $0.0 million and $0.0 million, respectively, which is classified as other liabilities in the Unaudited Condensed Consolidated Balance Sheets, and Sunlight did not have any material uncertain tax positions. Any uncertain tax position taken by any of the Class EX unitholders is not an uncertain tax position of Sunlight Financial LLC.

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

Administrative Support Agreement — Commencing on the date the IPO Units were first listed on the NYSE, the Company had agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company paid the Sponsor $30,000 for such services during the six months ended June 30, 2021. Upon closing of the Business Combination, the Administrative Support Agreement was terminated.

FTV Management V, LLC (“FTV”) — In May 2018, Sunlight entered into a management agreement with FTV. Under the terms of the agreement, FTV provided strategic financial services to Sunlight in exchange for a management fee of $50,000 per calendar quarter. This management agreement terminated upon closing of the Business Combination.

Hudson SL Portfolio Holdings LLC (“HSPH”) — In February 2018, Sunlight entered into an administrative services agreement with HSPH, indirectly owned by members of Sunlight and SL Investor III LLC, where Sunlight agreed to provide certain services to Solar Loan Management LLC, an affiliate of Hudson Sustainable Investment Management, LLC and HSPH. These services generally include special servicing administration, ongoing accounting work, all calculations related to the purchase and financing of certain Loans under the forward flow agreement and the senior financing, and other services that would be expected of the sponsor of a securitized pool of loans. During the six months ended June 30, 2021, Sunlight was paid $0.1 million for such services. Upon departure of the former member of Sunlight’s board of directors upon closing of the Business Combination, Sunlight no longer considers HSPH a related party.

Tiger Infrastructure Partners (“Tiger”) — In September 2015, Sunlight entered into a management agreement with Tiger. Under the terms of the agreement, Sunlight pays Tiger a management fee of $50,000 per calendar quarter for strategic financial services provided by Tiger to Sunlight. In addition to the management fee, Sunlight reimbursed $0.0 million during the six months ended June 30, 2021. This management agreement terminated upon closing of the Business Combination.

Financing Program Agreement — In May 2018, Sunlight entered into a financing program agreement with Lumina Solar, Inc. (“Lumina”), pursuant to which Sunlight facilitates financing for consumers that purchase residential solar energy power systems from Lumina. A former member of Sunlight’s board of directors and a former officer of Sunlight are stockholders of, and actively involved in the management of, Lumina. Sunlight received approximately $0.2 million in revenue for the six months ended June 30, 2021. Upon departure of the former member of Sunlight’s board of directors upon closing of the Business Combination, Sunlight no longer considers Lumina a related party.

Estimated Tax Distributions — Sunlight Financial LLC distributes cash to its unitholders using allocations of estimated taxable income it expects to generate. As Sunlight revises its estimate of taxable income or loss, the allocation of taxable income to its unitholders may change, resulting in amounts due to, or from, certain unitholders. At June 30, 2022 and December 31, 2021, Sunlight declared distributions of $1.5 million and $0.0 million, respectively, that it had not yet paid, shown as “Distributions Payable” in the accompanying Unaudited Condensed Consolidated Balance Sheets. Sunlight paid estimated tax distributions of $1.2 million and $7.5 million during the six months ended June 30, 2022 and 2021, respectively.

Note 10. Commitments and Contingencies

Sunlight was subject to the following commitments and contingencies at June 30, 2022.

Litigation — From time to time, Sunlight may be involved in various claims and legal actions arising in the ordinary course of business. Sunlight establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

At June 30, 2022, Sunlight was not involved in any material legal proceedings regarding claims or legal actions against Sunlight.

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

Advances — Sunlight provides a contractually agreed upon percentage of cash to a contractor related to a Loan that has not yet been funded by either a Direct Channel Partner or its Bank Partner as well as amounts funded to contractors in anticipation of loan funding. At June 30, 2022, Sunlight has committed to advance up to $260.6 million for unfunded, approved Loans submitted by eligible contractors and other contingently committed amounts, of which Sunlight advanced $95.3 million included in “Advances” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with contractors, Direct Channel Partners, and Bank Partner, the funding source periodically remits to Sunlight the cash related to Loans it has originated. Sunlight has committed to funding such amounts to the relevant contractor when certain milestones have been reached relating to the installation of residential solar system, or other home improvement equipment, underlying the consumer receivable. Any amounts retained by Sunlight in anticipation of an installation milestone being reached are included in “Funding Commitments” in the accompanying Unaudited Condensed Consolidated Balance Sheets, totaling $16.6 million at June 30, 2022.

Loan Guarantees — Sunlight is required to guarantee the performance of certain Indirect Channel Loans, which it is required to repurchase in the event Sunlight is unable to facilitate the sale of such loans, and certain Direct Channel Loans. Upon repurchase, Sunlight may attempt to recover any contractual amounts owed by the borrower or from the contractor (in the event of a contractor’s nonperformance). Sunlight repurchased and wrote off 27 and 51 loans, totaling $0.6 million and $1.1 million, for the three and six months ended June 30, 2022, respectively, as well as 17 and 51 loans, totaling $0.3 million and $1.1 million, for the three and six months ended June 30, 2021, respectively, associated with these guarantees. At June 30, 2022, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $128.4 million, and Sunlight recorded a $0.5 million liability presented within “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets. At June 30, 2022, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s Bank Partner and certain Direct Channel Partners that were delinquent more than 90 days was $0.2 million.

Additionally, Sunlight may be required to repurchase solar loans from Direct Channel Partners and Indirect Channel Loan Purchasers when contractors do not complete solar installations within a certain period of time. Generally, solar contractors are responsible to return loan proceeds they receive for such Loans. At June 30, 2022, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $27.8 million, and Sunlight recorded a $1.0 million liability presented within “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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

Sunlight Rewards™ Program — Sunlight Rewards™ allows solar salespeople to earn points for selling Sunlight-facilitated loans. These individuals can gain “status” for their own overall loyalty, track their points, and choose to redeem points for quality awards. If all points earned under the Sunlight Rewards™ Program were redeemed at June 30, 2022, Sunlight would pay $3.7 million, and Sunlight recorded a liability of $2.4 million.

Non-Cancelable Operating Leases — Sunlight's non-cancelable operating leases consist of office space leases at two locations: (a) 101 N. Tryon Street, Suite 1000, Charlotte, North Carolina 28246 (the “North Carolina Office Space”) that expires in June 2029 and (b) 234 West 39th Street, 7th Floor, New York, New York 10018 (the “New York Office Space”) that expires in October 2023. Certain lease agreements include rent concessions and leasehold improvement incentives. In addition to base rentals, certain lease agreements are subject to escalation provisions and rent expense is recognized on a straight‑line basis over the term of the lease agreement. None of Sunlight’s leases contain extension options.

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

	Successor
	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022
Lease cost
Operating	$535	$1,068
	$535	$1,068

Other information
Operating leases
Operating cash flows	$482	$763
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	7,715	7,715
Weighted-average remaining lease term (in years)
Operating leases	6.6	6.6
Weighted-average discount rate
Operating leases	7.2%	7.2%

At June 30, 2022, the approximate aggregate annual minimum future lease payments required on the operating leases are as follows:

July 1, through December 31, 2022	$973
2023	1,909
2024	1,553
2025	1,672
2026	1,790
Thereafter	4,856
Total future minimum lease payments	12,753
Less: imputed interest	(5,153)
Present value of future minimum lease payments	$7,600

During the three and six months ended June 30, 2022, total lease expense was $0.5 million and $1.1 million, respectively, of which Sunlight had not yet paid $0.1 million at June 30, 2022. During the three and six months ended June 30, 2021, total lease expense was $0.3 million and $0.5 million, respectively, which Sunlight paid in full.

Note 11. Subsequent Events

The following events occurred subsequent to June 30, 2022 through the issuance date of these Unaudited Condensed Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

Share Repurchase Program

On May 16, 2022, Sunlight’s Board of Directors authorized a share repurchase program pursuant to which Sunlight may repurchase up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization. Sunlight repurchased 1,026,836 Class A Shares for a total of $3.6 million after June 30, 2022.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs, and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by the use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “expect,” “endeavor,” “seek,” “anticipate,” “outlook,” “intend,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions; discuss future expectations; describe future plans and strategies; contain projections of results of operations, cash flows, or financial condition; or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results in future periods to differ materially from forecasted results.

Our ability to implement our business strategy is subject to numerous risks, as more fully described under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. These risks include, among others:
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
•Sunlight’s revenue is impacted, to a significant extent, by the general economy, including supply chain disruptions, the financial performance of its capital providers and contractors, and the willingness of Sunlight’s capital providers to fund loans on terms desired by relevant markets and economically favorable to Sunlight.
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

Business Overview

Sunlight Financial Holdings Inc. (“Sunlight”) is a business-to-business-to-consumer, technology-enabled point-of-sale (“POS”) financing platform that provides residential solar and home improvement contractors the ability to offer seamless POS financing to their customers when purchasing residential solar systems or other home improvements. The resulting loans are funded by Sunlight’s network of capital providers who, by partnering with Sunlight, gain access to a difficult-to-reach loan market, best-in-class consumer credit underwriting, and attractive risk adjusted returns. These loans are facilitated by Sunlight’s proprietary technology platform, Orange® (“Orange®” or the “Platform”), through which Sunlight offers instant credit decisions to homeowners nationwide at the POS on behalf of Sunlight’s various capital providers. Since Sunlight’s founding in 2014 through June 30, 2022, Sunlight has facilitated over $7.4 billion of loans through the Platform in partnership with its contractor relationships.

Sunlight’s success is fueled by its strong and intentional culture based on core values such as honesty, fairness, and scrappiness. Sunlight’s culture encourages Sunlight teammates to work collaboratively with Sunlight’s contractor and capital provider partners, and the consumers they serve, to find the right result to business challenges and to deliver white-glove service. Also core to Sunlight’s values is a passion for Sunlight’s business and the societal benefits that the business funds. To date, Sunlight has facilitated loans to more than 190,250 homeowners who, as a result, have had the opportunity to save money on their utility bills and choose renewable energy over carbon-producing traditional sources of power. As of June 30, 2022, residential solar systems and energy-efficient home improvement products, facilitated through Sunlight financings since May 2016, have prevented the emission of an estimated 33.1 million metric tons of carbon dioxide into the atmosphere. Sunlight has also executed the United Nations Climate Neutral Now Pledge, and its business was certified as carbon neutral for its fiscal year ending December 31, 2021. Sunlight will continue to pursue certification for carbon neutrality in the future.

Sunlight’s core business is facilitating loans made by Sunlight’s various capital providers to the consumer customers of residential solar contractors. Sales of Sunlight-facilitated loan products are made by contractors in the context of selling residential solar systems to consumers, allowing homeowners to go solar with no money down, and in most cases, immediately saving money on their utility bills and often saving a significant amount of money over the life of their solar system. While only approximately 20% of residential solar system sales were financed with solar loans in 2015, an estimated 70% of residential solar loan sales were financed with solar loans in 2021. Solar loans made to finance residential solar systems through Sunlight’s Platform are made exclusively to homeowners. Sunlight believes that homeowners generally have better credit characteristics than other consumer groups. As of June 30, 2022, the average FICO score of all solar borrowers financed through Sunlight’s Platform is 748. Both the generally strong credit profile of solar loan borrowers and attractive risk-adjusted returns on solar loans to capital providers have enabled Sunlight to build a diversified network of capital providers to fund the solar loans facilitated by Sunlight’s Platform.

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

For the periods prior to the Business Combination, Sunlight presents the results of operations for Sunlight Financial LLC and its consolidated subsidiary (the “Predecessor”), which does not include the results of operations for Spartan. For the periods after the Business Combination, Sunlight presents the results of operations for Sunlight Financial Holdings Inc. and its consolidated subsidiaries, including Sunlight Financial LLC (the “Successor”). The three and six months ended June 30, 2022 includes the results of operations for the Successor and the results of operation for the Predecessor during the three and six months ended June 30, 2021.

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

The Three Months Ended June 30, 2022 Compared to the Predecessor’s Three Months Ended June 30, 2021

•Sunlight facilitated the origination of $716.4 million of loans during the three months ended June 30, 2022, representing an increase of 7.5% from $666.2 million of loans during the three months ended June 30, 2021.
•Revenue was $29.6 million for the three months ended June 30, 2022, representing an increase of 12.9% from $26.2 million for the three months ended June 30, 2021.
•Net income (loss) was $5.7 million for the three months ended June 30, 2022, representing an increase from $5.2 million in income for the three months ended June 30, 2021.
•Adjusted Net Income (Loss) was $2.3 million for the three months ended June 30, 2022, representing a decrease from $9.3 million for the three months ended June 30, 2021.
•Adjusted EBITDA was $6.8 million for the three months ended June 30, 2022, representing a decrease of 41.0% from $11.5 million for the three months ended June 30, 2021.

The Six Months Ended June 30, 2022 Compared to the Predecessor’s Six Months Ended June 30, 2021

•Sunlight facilitated the origination of $1,309.2 million of loans during the six months ended June 30, 2022, representing an increase of 5.0% from $1,247.2 million of loans during the six months ended June 30, 2021.
•Revenue was $57.8 million for the six months ended June 30, 2022, representing an increase of 13.4% from $51.0 million for the six months ended June 30, 2021.
•Net income (loss) was $(16.9) million for the six months ended June 30, 2022, representing a decrease from $7.9 million for the six months ended June 30, 2021.
•Adjusted Net Income (Loss) was $7.1 million for the six months ended June 30, 2022, representing a decrease from $18.6 million for the six months ended June 30, 2021.
•Adjusted EBITDA was $14.6 million for the six months ended June 30, 2022, representing a decrease of 36.5% from $23.0 million for the six months ended June 30, 2021.

As discussed more fully in “—Results of Operations,” Sunlight’s net income (loss), Adjusted Net Income (Loss), and Adjusted EBITDA for the three and six months ended June 30, 2022 includes the effects from the Business Combination and is presented on a basis different than those measures for the Predecessor’s three and six months ended June 30, 2021.

Adjusted EBITDA

Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is included in “—Non-GAAP Financial Measures.” The following charts depict Adjusted EBITDA and other key performance measures for the three and six months ended June 30, 2022 and 2021 (USD in thousands):
a.Includes the results of operations for the Predecessor for the three and six months ended June 30, 2021 and the Successor for the three and six months ended June 30, 2022. Refer to “—Key Performance Measures” and “—Results of Operations” for amounts related to those periods.

Highlights

In the second quarter of 2022, Sunlight continued to experience strong growth including:
•The number of borrowers increased to 20,676, up 11.3% from 18,572 borrowers in the prior-year period.
•Contractor relationships grew 26.0% relative to the prior-year period, with 165 new solar and home improvement contractors joining the Platform in the second quarter of 2022 for a total of 1,754 active contractors.
•Average loan balance of $35,872, with a record-high average solar loan balance of $44,704.
•As of June 30, 2022, Sunlight had a cumulative funded loan total of $7.4 billion.

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

The following table sets forth key performance measures for the three and six months ended June 30, 2022 and June 30, 2021 (USD in thousands, except percentages):

	Successor(a)	Predecessor		Successor(a)	Predecessor
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	Percentage Change	For the Six Months Ended June 30,	For the Six Months Ended June 30,	Percentage Change
	2022	2021		2022	2021
Funded Loans(b)	$716,351	$666,177	7.5%	$1,309,183	$1,247,236	5.0%
Direct Channel Funded Loans	473,144	506,993	(6.7)	901,349	1,003,539	(10.2)
Indirect Channel Funded Loans	243,207	159,184	52.8	407,834	243,697	67.4
Platform Fee Loans(c)	631,457	651,311	(3.0)	1,223,998	1,273,951	(3.9)
Direct Channel Platform Fee Loans	473,144	506,993	(6.7)	901,349	1,003,539	(10.2)
Indirect Channel Platform Fee Loans	158,313	144,318	9.7	322,649	270,412	19.3
Revenue	29,590	26,203	12.9	57,821	50,990	13.4
Net Income (Loss)	5,659	5,243	7.9	(16,947)	7,903	n.m.
Adjusted Net Income (Loss)	2,259	9,311	(75.7)	7,136	18,617	(61.7)
Adjusted EBITDA	6,786	11,495	(41.0)	14,595	22,986	(36.5)
a.Funded Loans, Platform Fee Loans, and Revenues were not materially impacted by the Business Combination for the six months ended June 30, 2022. Refer to “—Results of Operations” for a discussion of the effects of the Business Combination on Net Income (Loss), Adjusted Net Income (Loss), and Adjusted EBITDA.
b.Sunlight facilitated home improvement loans of $112.3 million, $44.5 million, $188.7 million, and $75.5 million that were funded during the three and six months ended June 30, 2022 and 2021, respectively.
c.Sunlight facilitated home improvement platform fee loans of $99.3 million, $29.4 million, $186.4 million, and $102.0 million during the three and six months ended June 30, 2022 and 2021, respectively.

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

Loan Characteristics

The following table sets forth the average characteristics of loans Sunlight facilitated for the three and six months ended June 30, 2022 and 2021 (USD in thousands, except percentages):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
Average Loan Characteristics	2022	2021	2022	2021
Solar
Loan Term (in months)	254	237	249	236
Customer Interest Rate	2.0%	2.5%	2.0%	2.4%
Customer FICO Score	754	750	755	750
Loan Balance	$45	$40	$44	$40
Solar Maxx®(a)
Loan Term (in months)	283	n.a.	284	n.a.
Customer Interest Rate	6.1%	n.a.	6.2%	n.a.
Customer FICO Score	633	n.a.	633	n.a.
Loan Balance	$40	n.a.	$40	n.a.
Home Improvement
Loan Term (in months)	114	116	114	116
Customer Interest Rate	11.0%	9.8%	11.0%	9.7%
Customer FICO Score	758	755	758	756
Loan Balance	$17	$16	$17	$16
Home Improvement Maxx®(b)
Loan Term (in months)	106	n.a.	106	n.a.
Customer Interest Rate	18.5%	n.a.	18.6%	n.a.
Customer FICO Score	630	n.a.	628	n.a.
Loan Balance	$10	n.a.	$10	n.a.
a.Solar Maxx® loans represented less than 1.0% of loans facilitated by Sunlight during the six months ended June 30, 2022.
b.Home Improvement Maxx® loans represented less than 10.0% of loans facilitated by Sunlight during the six months ended June 30, 2022.

Recent Developments

On May 16, 2022, Sunlight’s Board of Directors authorized a share repurchase program pursuant to which Sunlight may repurchase up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization. Sunlight repurchased 1,026,836 Class A Shares for a total of $3.6 million after June 30, 2022.

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

Sunlight believes that it offers capital providers an attractive value proposition due to its industry-leading consumer credit underwriting, attractive risk-adjusted returns earned by its capital providers relative to other asset classes, the access that Sunlight’s Platform provides to a unique and growing asset class that may reduce volatility in the ability to deploy capital, and the ability to access new customers for very little cost. Sunlight has successfully added capital providers and grown commitments from existing capital providers since inception. As its contractor network has grown, Sunlight has consistently diversified its capital provider base to ensure that it has sufficient capital to fund the demand for Sunlight facilitated loans and that it is able to offer an evolving and competitive mix of loan products to meet contractor and consumer demand. Capital providers have actively participated in this success and Sunlight has not experienced any capital provider attrition since inception, although one capital provider provided notice to Sunlight that it had exceeded its internal asset concentration levels for solar loans and terminated their program agreement with Sunlight in April 2021, and, as capital providers experience decreased liquidity as a result of rising funding costs, they may reduce or temporarily pause the loan volume they fund from Sunlight. However, Sunlight believes that there are many institutions seeking to deploy capital into solar and home improvement loan assets, and will continue to be selective about adding capital provider partners. Sunlight values diversification but will specifically focus on partnering with potential capital providers that can enable Sunlight to meet strategic goals, including access to the most attractive pricing and access to capacity for a growing suite of loan products, among others.

Industry Trends and General Economic Conditions; Cost of Power

Sunlight’s results of operations in the past have been fairly resilient to economic downturns but in the future may be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending, and consumer demand for solar systems and home improvements. As general economic conditions improve or deteriorate, the amount of disposable income to which consumers have access tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors such as interest rate levels, changes in monetary, fiscal and related policies, inflationary pressure, market volatility, consumer confidence, the impact of the COVID-19 pandemic, the Russian invasion of Ukraine, and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.

Sunlight’s results of operations are also dependent upon continued growth in the residential solar market and the continued penetration of residential solar across the country. Growth in the solar market is attributable to several factors including, among others, savings available to consumers as compared with the cost of traditional sources of power or other forms of clean or alternative power and the opportunity to participate in the world-wide effort of reducing carbons in the atmosphere, or “going green.” The cost to homeowners to install solar is impacted by many factors, including the cost of materials, which is subject to inflationary pressure, the cost of labor, the availability of federal, state and local incentives, and, to the extent financed, prevailing interest rates.

Specifically, future results of operations may be impacted by the potential discontinuation or material reduction or other change in the federal solar investment tax credit (the “ITC”). In August 2022, the ITC was extended under the terms of the “Inflation Reduction Act of 2022”, which provides that until 2033 a qualifying homeowner will be allowed to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Under the terms of the current extension, the ITC will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0.0% after the end of 2034 for residential solar systems, unless it is extended before that time. Although the ITC has been extended several times, there is no guarantee that the ITC will be extended beyond 2034.

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

Concentration

Sunlight’s expansive network of residential solar system and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which the Sunlight-facilitated loans made available by Sunlight’s capital providers are sold to the consumer customers of such contractors. Sunlight partners with some of the largest contractors in the United States, which in the aggregate generate a material portion of Sunlight’s funded loan volume through Sunlight’s network of capital providers. However, Sunlight’s contractor network is considerably diversified. In the period from June 30, 2020 to June 30, 2021, the top ten contractors in Sunlight’s network were responsible for selling 43.9% of Sunlight’s funded loan volume, and in the period from June 30, 2021 to June 30, 2022 that percentage increased to 45.0%. In both of these periods, only one contractor sold loans aggregating more than 10% of Sunlight’s revenue. That contractor was responsible for selling more than 14.9% and 14.0% of Sunlight’s funded loan volume in the period from June 30, 2020 to June 30, 2021 and in the period from June 30, 2021 to June 30, 2022, respectively. While the percentage of Sunlight’s funded loan volume sold by any contractor in Sunlight’s network varies from period to period, there is one contractor, ADT Sunpro f/k/a Marc Jones Construction, L.L.C., that sold 16.4% and 15.1% of Sunlight’s funded loan volume during the six months ended June 30, 2022 and 2021, respectively. Sunlight believes that its contractor network is sufficiently diversified to continue to grow with the residential solar market, and increase share given market dynamics, but intends to continue adding contractors to the network in order to further diversify and broaden the opportunity to grow the business.

Sunlight has multiple capital providers in both its direct and indirect funding channels, all of which have increased their commitments since partnering with Sunlight, and added an additional capital provider in the quarter ended June 30, 2022. Sunlight's largest capital provider in the period from June 30, 2021 to June 30, 2022 has materially increased its commitment since the relationship began in 2015, however, volume flow from this capital provider and others is subject to fluctuating yield requirements that may be impacted by changes in funding costs. The significant portion of funded loan volume attributable to this capital provider results in concentration risk. This capital provider funded 39.0% and 20.7% of Sunlight’s funded loans during the period from June 30, 2020 to June 30, 2021 and during the period from June 30, 2021 to June 30, 2022, respectively. Sunlight cannot guarantee that this capital provider will continue to fund loans facilitated by Sunlight in the same volume or at all beyond its current contractual commitment. This capital provider may reduce the volume commitment in whole or in part upon no less than 90 days’ prior written notice and/or may reduce volume based on yield requirements. Additionally, Sunlight had a pipeline of loans that were allocated to a new capital provider, to be sold following their merger with a bank. However, the delay and ultimate cancellation of that merger caused Sunlight to shift the sale of approximately $85 million of funded loans from the quarter ended June 30, 2022 into the second half of the year and increases our near-term reliance on the Indirect Channel. Sunlight added new capital providers in 2021 and 2022 to reduce its capital provider concentration risk and will continue to do so selectively. Further, Sunlight is in continuous discussions with multiple capital providers on an ongoing basis and, if Sunlight were to receive an advance notice of termination from the capital provider, Sunlight would seek to develop alternate funding sources to replace this capital provider, although Sunlight cannot guarantee that it would be able to do so at all or on equivalent or favorable terms. This, and any reduction in loan volume due to fluctuating yield requirements could negatively impact Sunlight’s funded loan volume and amount of platform fees that Sunlight earns, and therefore could impact revenue.

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

Results of Operations

This section includes a summary of our results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2022 and 2021 (USD in thousands, except percentages):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	Increase (Decrease)		For the Six Months Ended June 30,	For the Six Months Ended June 30,	Increase (Decrease)
	2022	2021	$	%	2022	2021	$	%
Revenue	$29,590	$26,203	$3,387	12.9%	$57,821	$50,990	$6,831	13.4%
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	5,773	5,337	436	8.2	11,002	10,191	811	8.0
Compensation and benefits	14,138	8,108	6,030	74.4	27,263	16,120	11,143	69.1
Selling, general, and administrative	4,546	1,204	3,342	277.6	11,018	3,120	7,898	253.1
Property and technology	1,984	1,420	564	39.7	3,912	2,628	1,284	48.9
Depreciation and amortization	9,694	801	8,893	1,110.2	32,141	1,610	30,531	1,896.3
Provision for losses	4,042	436	3,606	827.1	4,680	1,172	3,508	299.3
Management fees to affiliate	—	100	(100)	(100.0)	—	200	(200)	(100.0)
	40,177	17,406	22,771	130.8	90,016	35,041	54,975	156.9
Operating income (loss)	(10,587)	8,797	(19,384)	n.m.	(32,195)	15,949	(48,144)	n.m.
Other Income (Expense), Net
Interest income	87	112	(25)	(22.3)	171	253	(82)	(32.4)
Interest expense	(296)	(317)	21	(6.6)	(556)	(572)	16	(2.8)
Change in fair value of warrant liabilities	13,610	(1,451)	15,061	n.m.	8,726	(4,065)	12,791	n.m.
Change in fair value of contract derivatives, net	320	69	251	363.8	93	(787)	880	n.m.
Realized gains on contract derivatives, net	2,055	719	1,336	185.8	3,964	2,986	978	32.8
Other realized losses, net	(176)	—	(176)	n.m.	(373)	—	(373)	n.m.
Other income (expense)	(1,004)	209	(1,213)	n.m.	(828)	621	(1,449)	n.m.
Business combination expenses	—	(2,895)	2,895	(100.0)	—	(6,482)	6,482	(100.0)
	14,596	(3,554)	18,150	n.m.	11,197	(8,046)	19,243	n.m.
Net Income (Loss) Before Income Taxes	4,009	5,243	(1,234)	(23.5)	(20,998)	7,903	(28,901)	n.m.
Income tax benefit (expense)	1,650	—	1,650	n.m.	4,051	—	4,051	n.m.
Net Income (Loss)	5,659	5,243	416	7.9	(16,947)	7,903	(24,850)	n.m.
Noncontrolling interests in (income) loss of consolidated subsidiaries	(1,543)	—	(1,543)	n.m.	7,089	—	7,089	n.m.
Net Income (Loss) Attributable to Class A Shareholders	$4,116	$5,243	$(1,127)	(21.5)	$(9,858)	$7,903	$(17,761)	n.m.

The Three Months Ended June 30, 2022 Compared to the Predecessor’s Three Months Ended June 30, 2021

Revenue

The following table provides the components of Sunlight’s revenue for three months ended June 30, 2022 and 2021 (USD in thousands, except percentages):

	Successor	Predecessor	Increase (Decrease)
	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	$	%
Direct Channel Platform Fees, net	$25,206	$21,885	$3,321	15.2%
Indirect Channel Platform Fees, net	2,667	3,227	(560)	(17.4)
Other revenues	1,717	1,091	626	57.4
Total	$29,590	$26,203	$3,387	12.9

Revenue increased by $3.4 million or 12.9% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to an increase of 1.0% in the average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers, partially offset by a decrease of 3.0% in platform fee loans. Sunlight’s revenue excludes amounts earned through its facilitation of home improvement loan originations, which Sunlight presents as realized gains on contract derivatives.

Funded loans increased from $666.2 million in the three months ended June 30, 2021 to $716.4 million in the three months ended June 30, 2022, an increase of 7.5%. Sunlight believes that an increase in funded loans year-over-year is attributable primarily to both growth in the residential solar market and an increase in the number of contractors in Sunlight’s contractor network. The total number of contractors in Sunlight’s network increased from 1,392 at June 30, 2021 to 1,756 at June 30, 2022. The number of solar contractors in the network increased from 746 at June 30, 2021 to 796 at June 30, 2022, an increase of 6.7%. The number of home improvement contractors in the network increased from 646 at June 30, 2021 to 960 at June 30, 2022, an increase of 48.6%.

The average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers increased 1.0% from the three months ended June 30, 2022 to the three months ended June 30, 2021. The platform fee percentage earned by Sunlight is dependent on several factors, including (i) the contractor fees charged by Sunlight to contractors (which is impacted by competitive pressure that varies from period to period, by loan product based on consumer preferences, and by the mix of contractors in a particular period as certain contractors may generally have higher or lower contractor fees than others), (ii) the capital provider discounts charged to Sunlight by Sunlight’s capital providers (which fluctuate based on, among other things, market conditions impacting cost of capital, opportunities in other asset classes, and the mix of capital providers funding or purchasing loans in a particular period as certain capital providers may generally have higher or lower capital provider discounts than others), (iii) the mix of Sunlight loan products funded in a particular period (as certain products in that period, for reasons relating to competitive pressure for certain loan products or otherwise, may generally carry a higher or lower capital provider discount or contractor fee, than others) and (iv) other factors. Sunlight earns revenues from platform fees, which are determined by the margin between capital provider discounts charged to Sunlight and contractor fees charged by Sunlight to the contractors that sell the Sunlight facilitated loan products. Both components in the calculation of platform fees are influenced by a variety of factors, including but not limited to those described above. For example, capital providers wishing to obtain greater volume may reduce capital provider discounts charged across all products to make funding with this capital provider an attractive option to Sunlight. As well, competitive pressures or volume discounts negotiated with given contractors may reduce the contractor fees that Sunlight charges to such contractors on certain loan products or across loan products.

Sunlight believes that the difference in platform fee percentage from June 30, 2021 to June 30, 2022 is primarily attributable to competition in the market with regard to contractor fees, the mix of Sunlight loan products funded in the two periods (based on the recent trend towards contractor preference to offer certain longer term, lower interest rate loan products facing significant competitive pressure from other participants offering loan financing in the market and driving attractive contractor fee pricing in those periods) and an increase in capital provider discounts charged to Sunlight by capital providers in Sunlight’s indirect channel. Sunlight’s indirect channel capital providers are generally more reactive than direct channel capital providers to market uncertainty and interest rate market volatility as presented at the onset of the COVID-19 pandemic. Unlike Sunlight’s direct channel capital providers, Sunlight’s indirect channel capital providers are generally not depository institutions and therefore their own cost of capital is subject to market uncertainty. Consequently, the capital provider discounts charged to Sunlight by such indirect channel capital providers are also likely to be more reactive. Deposits, which are generally used by Sunlight’s direct channel capital providers to fund loans, are generally more stable, less reactive to market variance and the least expensive cost of capital. The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees and platform fees.

	Successor	Predecessor
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	Change in Average
	2022	2021
Solar Total - Capital Provider Discount	16.5%	16.7%	(0.2)%
Solar Total - Contractor Fee	21.5	20.7	0.8
Solar Total - Platform Fee	5.0	4.0	1.0

Solar Direct Channel - Capital Provider Discount	15.2	16.6	(1.4)
Solar Direct Channel - Contractor Fee	20.6	20.9	(0.3)
Solar Direct Channel - Platform Fee	5.4	4.3	1.1

Solar Indirect Channel - Capital Provider Discount	23.4	17.2	6.2
Solar Indirect Channel - Contractor Fee	26.7	20.2	6.5
Solar Indirect Channel - Platform Fee	3.3	3.0	0.3

Costs and Expenses

Cost of revenues increased by 8.2% for the three months ended June 30, 2022, less than the 12.9% increase in revenues, when compared to the three months ended June 30, 2021. The $0.4 million increase in cost of revenues resulted from $0.3 million of increased costs of consumer credit underwriting arising from increased credit approval volumes and $0.4 million from rewards earned by salespeople under Sunlight Rewards™, partially offset by $0.1 million from costs incurred in connection with the decrease of funded loan volumes and Sunlight’s role in facilitating those loans and $0.3 million of cost decreases from broker fees paid to financial institutions for arranging certain loan origination or purchase arrangements with capital providers. The broker fees are calculated as a percentage of the funded loan volume originating from an applicable loan origination or purchase arrangement with a capital provider. Sunlight’s obligation to pay these broker fees generally terminates between three and five years after the date that the initial loan is originated or purchased pursuant to an arrangement facilitated by the broker.

Compensation and benefits expense increased by $6.0 million, or 74.4% for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Of the $6.0 million increase, $4.8 million of compensation expense recognized in the three months ended June 30, 2022 resulted from the Business Combination from the vesting of equity-based compensation awards granted to employees of Sunlight’s Predecessor that did not immediately vest upon completion of the Business Combination (provisionally-vested replacement awards were granted upon completion of the Business Combination that vest in future periods) and $2.0 million from restricted stock units granted on or after the Business Combination to Sunlight employees. The remaining costs were associated with an increase in full-time employees from 220 at June 30, 2021 to 237 at June 30, 2022. The increase in full-time employees is consistent with the growth in Sunlight’s business year-over-year and Sunlight expects to continue hiring as its business grows in order to continue to expand its contractor network, develop its home improvement business and meet the demands of its contractors and capital providers.

Selling, general, and administrative expense increased by $3.3 million, or 277.6% for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Of the $3.3 million increase, Sunlight incurred $2.3 million of incremental expense related to Sunlight’s operations as a public company, including $1.1 million of increased audit and accounting costs and an additional $1.0 million of insurance costs. In addition, Sunlight incurred an additional $0.1 million of legal and compliance costs.

Property and technology expense increased by $0.6 million, or 39.7% for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021 primarily due to an increase in licensing fees charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange® associated with the growth in Sunlight’s network of contractors.

Depreciation and amortization expense increased by $8.9 million, or 1,110.2% for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021 primarily due to the amortization of intangible assets acquired in the Business Combination during the three months ended June 30, 2022.

Provision for loss expense increased by $3.6 million, or 827.1% for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Such increase was due primarily to an allowance Sunlight established during the second quarter of 2022 against a financing receivable from one of its contractors. Excluding this financing receivable, the ratio of provision for loss expense over aggregate funded bank partner loan volume in the three months ended June 30, 2021 was 0.3% as compared to 0.6% over the three months ended June 30, 2022 as a result of the write offs.

Operating margin decreased materially from the three months ended June 30, 2021 to the three months ended June 30, 2022 due to the factors described above, primarily related to non-cash charges in connection with the Business Combination. Generally, operating margin benefits from the fixed nature of a material level of Sunlight expense and revenue generally growing materially faster than operating expenses when excluding the amortization effects of identified intangible assets and equity-based compensation expense.

Other Income (Expense), Net

Total other income increased $18.2 million for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021, primarily resulting from (a) $15.1 million decrease in the fair value of warrants issued by Sunlight and redeemable in its equity, treated as liabilities, (b) a $1.3 million increase in income Sunlight realized from the arrangement with Sunlight’s bank partner to originate home improvement loans treated as a derivative under U.S. GAAP, and (c) a $2.9 million decrease in costs incurred in connection with the Business Combination, partially offset by a $1.2 million increase in guarantee obligations.

Income Tax Benefit

Sunlight's Predecessor is a limited liability company not subject to income taxes. During the three months ended June 30, 2022, the $1.7 million income tax benefit reflects an effective tax rate of 19.3%.

Noncontrolling Interests in Consolidated Subsidiaries

Sunlight's Predecessor did not consolidate any entities in which third parties owned a noncontrolling interest. During the three months ended June 30, 2022, income (loss) of consolidated subsidiaries allocated to noncontrolling interests represents $4.4 million of Sunlight Financial LLC consolidated net loss during the three months ended June 30, 2022 and weighted-average noncontrolling interests of 35.2%.

The Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021 (Predecessor)

Revenue

The following table provides the components of Sunlight’s revenue for six months ended June 30, 2022 and 2021 (USD in thousands, except percentages):

	Successor	Predecessor
	For the Six Months Ended June 30,	For the Six Months Ended June 30,	Increase (Decrease)
	2022	2021	$	%
Direct Channel Platform Fees, net	$47,904	$43,731	$4,173	9.5%
Indirect Channel Platform Fees, net	6,123	5,043	1,080	21.4
Other revenues	3,794	2,216	1,578	71.2
Total	$57,821	$50,990	$6,831	13.4

Revenue increased by $6.8 million or 13.4% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to an overall 0.8% increase in the average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers, partially offset by a decrease of 3.9% in platform fee loans, excluding indirect channel home improvement platform fee loans treated as derivatives for accounting purposes. Sunlight’s revenue excludes amounts earned through its facilitation of indirect channel home improvement loan originations, which Sunlight presents as realized gains on contract derivatives.

Funded loans increased from $1,247.2 million for the six months ended June 30, 2021 to $1,309.2 million for the six months ended June 30, 2022, an increase of 5.0%. Sunlight believes that the increase in funded loans year-over-year is attributable primarily to growth in the residential solar market, deepening relationships with existing contractors, and an increase in the number of contractors in Sunlight’s contractor network.

The average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers increased 0.8% from the six months ended June 30, 2021 to the six months ended June 30, 2022. Sunlight believes that the difference in platform fee percentage from June 30, 2021 to June 30, 2022 is primarily attributable to competition in the market with regard to contractor fees, the mix of Sunlight loan products funded in the two periods (based on the recent trend towards contractor preference to offer certain longer term, lower interest rate loan products facing significant competitive pressure from other participants offering loan financing in the market and driving attractive contractor fee pricing in those periods) and an increase in capital provider discounts charged to Sunlight by capital providers in Sunlight’s indirect channel. Sunlight’s indirect channel capital providers are generally more reactive than direct channel capital providers to market uncertainty and interest rate market volatility as presented at the onset of the COVID-19 pandemic. Unlike Sunlight’s direct channel capital providers, Sunlight’s indirect channel capital providers are generally not depository institutions and therefore their own cost of capital is subject to market uncertainty. Consequently, the capital provider discounts charged to Sunlight by such indirect channel capital providers are also likely to be more reactive. Deposits, which are generally used by Sunlight’s direct channel capital providers to fund loans, are generally more stable, less reactive to market variance, and the least expensive cost of capital.

The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees and platform fees.

	Successor	Predecessor
	For the Six Months Ended June 30,	For the Six Months Ended June 30,	Change in Average
	2022	2021
Solar Total - Capital Provider Discount	16.4%	16.6%	(0.2)%
Solar Total - Contractor Fee	21.4	20.8	0.6
Solar Total - Platform Fee	5.0	4.2	0.8

Solar Direct Channel - Capital Provider Discount	15.2	16.5	(1.3)
Solar Direct Channel - Contractor Fee	20.5	20.9	(0.4)
Solar Direct Channel - Platform Fee	5.3	4.4	0.9

Solar Indirect Channel - Capital Provider Discount	22.9	17.2	5.7
Solar Indirect Channel - Contractor Fee	26.5	20.2	6.3
Solar Indirect Channel - Platform Fee	3.6	3.0	0.6

Costs and Expenses

Cost of revenues increased by 8.0% for the six months ended June 30, 2022, which is less than the 13.4% increase in revenues when compared to the six months ended June 30, 2021. The $0.8 million increase in cost of revenues resulted from $0.7 million of increased costs of consumer credit underwriting arising from increased credit approval volumes and $0.7 million from incremental rewards earned by salespeople under Sunlight Rewards™, partially offset by decreased costs of $0.4 million from broker fees paid to financial institutions for arranging certain loan origination or purchase arrangements with capital providers. The broker fees are calculated as a percentage of the funded loan volume originating from an applicable loan origination or purchase arrangement with a capital provider. Sunlight’s obligation to pay these broker fees generally terminates between three and five years after the date that the initial loan is originated or purchased pursuant to an arrangement facilitated by the broker.

Compensation and benefits expense increased by $11.1 million, or 69.1% for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. Of the $11.1 million increase, $8.6 million of compensation expense recognized in the six months ended June 30, 2022 resulted from the Business Combination, including $5.5 million from the vesting of equity-based compensation awards granted to employees of Sunlight’s Predecessor that did not immediately vest upon completion of the Business Combination (provisionally-vested replacement awards were granted upon completion of the Business Combination that vest in future periods) and $3.1 million from restricted stock units granted on or after the Business Combination to Sunlight employees. The remaining $2.4 million of increased compensation expense resulted from an increase in employees from 220 at June 30, 2021 to 237 at June 30, 2022. The increase in employees is consistent with the growth in Sunlight’s business and Sunlight expects to continue hiring as its business grows in order to continue to expand its contractor network, develop its home improvement business, and meet the demands of its contractors and capital providers.

Selling, general, and administrative expense increased by $7.9 million, or 253.1% for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. Of the $7.9 million increase, Sunlight incurred $2.3 million of incremental expense related to Sunlight’s operations as a public company, including $1.1 million of increased audit and accounting costs and an additional $1.0 million of insurance costs. In addition, Sunlight incurred an additional $0.1 million of legal and compliance costs as well as $0.2 million of additional bad debt and other costs during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.

Property and technology expense increased by $1.3 million, or 48.9% for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021, primarily due to increases in rent and licensing fees charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange® associated with the growth in Sunlight’s network of contractors.

Depreciation and amortization expense increased by $30.5 million, or 1,896.3% for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021, primarily due to the amortization of intangible assets acquired in the Business Combination during the six months ended June 30, 2022 amounting to $31.9 million, partially offset by lower amortization of investments made in Orange® to support ongoing innovation and to automate certain other corporate processes.

Provision for losses increased by $3.5 million, or 299.3% for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. Such increase was due primarily to an allowance Sunlight established during the second quarter of 2022 against a financing receivable from one of its contractors. Excluding this financing receivable, the ratio of provision for loss expense over aggregate funded bank partner loan volume in the six months ended June 30, 2021 was 0.5% as compared to 0.5% during the six months ended June 30, 2022.

Operating margin decreased materially from the six months ended June 30, 2021 to the six months ended June 30, 2022 due to the factors described above, primarily related to non-cash charges in connection with the Business Combination. Generally, operating margin benefits from the fixed nature of a material level of Sunlight expense and revenue generally growing materially faster than operating expenses when excluding the amortization effects of identified intangible assets and equity-based compensation expense.

Other Income (Expense), Net

Total other income (expense) increased $19.2 million for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021, primarily resulting from a $6.5 million decrease in costs incurred in connection with the Business Combination and a $8.7 million decrease in the fair value of public and private warrants, originally issued by Spartan and assumed by Sunlight upon closing of the Business Combination, during the six months ended June 30, 2022 as compared to a $4.1 million increase in the fair value of warrants issued by Sunlight’s Predecessor during the six months ended June 30, 2021.

Income Tax Benefit

Sunlight's Predecessor was a limited liability company not subject to income taxes. During the six months ended June 30, 2022, the $4.1 million income tax benefit reflects an effective tax rate of 19.3%.

Noncontrolling Interests in Consolidated Subsidiaries

Sunlight's Predecessor did not consolidate any entities in which third parties owned a noncontrolling interest. During the six months ended June 30, 2022, income (loss) of consolidated subsidiaries allocated to noncontrolling interests represents $20.3 million of Sunlight Financial LLC’s consolidated net loss allocated to such noncontrolling interests at a weighted-average ownership of 35.1%.

Liquidity and Capital Resources

As of June 30, 2022, Sunlight had $68.9 million of unrestricted cash on hand and had drawn $20.6 million available to it under its $30.0 million credit facility.

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

Sunlight started its business in 2014 and developed a key anchor partnership with a large residential solar contractor in 2016. Beginning in 2017 and through 2018, Sunlight focused on building and diversifying its contractor relationships and continues that process today. In 2020, as compared with 2019, Sunlight grew its solar contractor base by more than 60%. In 2021, as compared with 2020, Sunlight grew its solar contractor base by more than 32.3%. However, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight or experiences business disruption or a business failure or bankruptcy. For example, during May 2021, Sunlight was advised by a significant contractor that it would discontinue use of the Sunlight platform to finance its consumer customers effective immediately. This contractor accounted for approximately 9.5% and 2.1% of Sunlight’s total funded loan volumes during the year ended December 31, 2021 and for the six months ended June 30, 2022, respectively. Sunlight believes that its strong relationships with the existing contractors in Sunlight’s network, the continued growth in the number of contractor relationships, and the various competitive loan products and sales tools in Orange® have been and will continue to be key components of Sunlight’s increased market penetration, growth in funded loan volume and revenue.

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

Cash Flow and Liquidity Analysis

Sunlight assesses liquidity primarily in terms of its ability to generate cash to fund operating and financing activities. Sunlight has historically generated increasing amounts of cash from operating activities, and management believes that Sunlight is in a strong financial and liquidity position. Sunlight’s cash from operating activities are generally derived from platform fees which are fully earned at the funding of a loan by direct channel capital providers and the purchase of a loan from our bank partner’s balance sheet by an indirect channel capital provider. Refer to “Critical Accounting Policies and Estimates” in this Quarterly Report on Form 10-Q and Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 for a full description of the related estimates, assumptions, and judgments.

The Six Months Ended June 30, 2022 Compared to the Six Ended June 30, 2021 (Predecessor)

The following provides a summary of cash flow data for the six months ended June 30, 2022 and 2021 (in thousands):

	Successor	Predecessor
	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(18,000)	$17,106
Net cash used in investing activities	(2,117)	(1,404)
Net cash used in financing activities	(3,289)	(2,025)

Cash Flow from Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $18.0 million. Operating cash inflows for the six months ended June 30, 2022 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital provider to purchase, without duplication, loans of $1.1 billion, of which Sunlight paid $1.1 billion to contractors; repayment of advances and prefunds of $1.0 billion (conversely, Sunlight advanced or prefunded $1.1 billion). Operating cash outflows primarily consisted of compensation and benefits of $19.4 million; $3.4 million of income taxes, and $0.7 million of other taxes, paid; professional service fees of $6.9 million; rebate, referral, and rewards paid of $3.1 million; and $0.6 million of net interest on borrowings.

For the six months ended June 30, 2021, net cash provided by operating activities was $17.1 million. Operating cash inflows for the six months ended June 30, 2021 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital providers to purchase without duplication, loans of $1.0 billion, of which Sunlight paid $1.0 billion to contractors; repayment of advances and prefunds of $0.8 billion (conversely, Sunlight advanced or prefunded $0.9 billion); and net interest expense paid of $0.5 million. Operating cash outflows primarily consisted of compensation and benefits of $17.3 million, information technology expenses of $2.1 million, and management fees paid to affiliates of $0.2 million.

Cash Flow from Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $2.1 million, of which $1.3 million was paid to internally develop software and acquire property and equipment and $1.4 million was paid to acquire loans; Sunlight received $0.6 million as return of capital on loans and loan participations. For the six months ended June 30, 2021, net cash used in investing activities was $1.4 million, of which $1.1 million was paid to internally develop software and acquire property and equipment and $1.2 million was paid to acquire loans and loan participations, net of $0.8 million in cash received as return of capital thereon.

Cash Flow from Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities was $3.3 million that represents $2.0 million of share repurchases, distributions of $1.2 million, and $0.1 million of tax payments made on share-based payments in connection with the Business Combination. For the six months ended June 30, 2021, net cash used in financing activities was $2.0 million, consisting of $20.7 million in borrowings under Sunlight’s credit facility, net of $14.8 million in repayments and $0.5 million payment of debt issuance costs, as well as distributions of $7.5 million.

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

Other Changes in Financial Position

Six Months Ended June 30, 2022

In addition to the changes in Sunlight’s financial position from December 31, 2021 to June 30, 2022 described in “—Results of Operations” and “—Cash Flow and Liquidity Analysis,” the following activities also occurred:
•Restricted cash. The cash Sunlight holds subject to contractual restrictions decreased by $0.4 million resulting from a $0.4 million decrease in cash temporarily held by Sunlight in connection with Sunlight’s administration of loan participations on behalf of a third party.
•Cumulative ASC 842 adoption effects. Sunlight recorded a right-of-use asset of $7.6 million and a lease liability of $7.6 million on January 1, 2022 as well as removal of $0.2 million in deferred rent.
•Noncontrolling interests in consolidated subsidiaries. Changes in the outstanding Class X Units and Class EX Units issued by Sunlight Financial LLC resulted in a reallocation of $1.5 million of Sunlight Financial LLC’s net assets from Class X Units held by Sunlight to the noncontrolling interests that hold Class EX Units.
•Tax distribution. Sunlight Financial LLC declared distributions to its unitholders representing estimated tax payments in accordance with Sunlight Financial LLC’s organizational agreements. Sunlight accrued $2.7 million, or $0.06 per Class EX Unit, to its noncontrolling interests. Ratable estimated tax payments from Sunlight Financial LLC to members consolidated by Sunlight are eliminated in consolidation.

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

Tax Receivable Agreement (“TRA”) (Successor)

On the Closing Date, Sunlight entered into the TRA with the TRA Holders and the Agent (as defined therein). The TRA generally provides for the payment by Sunlight to the Agent, for disbursement to the TRA Holders on a pro rata basis, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Sunlight actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of (a) certain increases in tax basis that occur as a result of Sunlight’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of a TRA Holders’ Sunlight Class EX Units upon the exercise of the redemption or call rights set forth in the Sunlight A&R LLC Agreement and (b) imputed interest deemed to be paid by Sunlight as a result of, and additional tax basis arising from, any payments Sunlight makes under the Tax Receivable Agreement. Sunlight will retain the benefit of the remainder of the actual net cash savings, if any.

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

Operating Lease Obligations

Sunlight’s operating lease obligations consist of its lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Sunlight leases office space at two locations: (a) 101 N. Tryon Street, Suite 1000, Charlotte, North Carolina 28246 (the “North Carolina Office Space”) and (b) 234 West 39th Street, 7th Floor, New York, New York 10018 (the “New York Office Space”). The operating lease rent expense for the North Carolina Office Space was $0.8 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. The lease for the North Carolina Office Space will expire in June 2029. The operating lease rent expense for the New York Office Space was $0.2 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. The lease for the New York Office Space is scheduled to expire in October 2023.

Available Liquidity and Capital Resources

As of June 30, 2022, Sunlight’s cash and cash equivalents and restricted cash was $70.5 million. The restricted cash held by Sunlight primarily relates to a cash reserve that Sunlight’s bank partner requires to secure Sunlight’s short-term guarantee obligations of certain loans temporarily held by Sunlight’s bank partner. The contractual cash reserve is the difference between (a) the average original issue discount percentage of loans originated and held by Sunlight’s bank partner and (b) a contractual minimum original issue discount percentage, multiplied by the balance of the loans on the bank partner’s balance sheet at a given time. Sunlight guarantees the loans between the time the bank partner originates such loans and the time Sunlight arranges the sale of such loans to a Sunlight indirect channel capital provider.

Sunlight’s liquidity and its ability to fund its capital requirements is dependent on its future financial performance, which is subject to general economic, financial and other factors that are beyond its control and many of which are described under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. If those factors significantly change or other unexpected factors adversely affect Sunlight, Sunlight’s business may not generate sufficient cash flow from operations or it may not be able to obtain future financings to meet its liquidity needs.

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

The following table presents a reconciliation of net income to Adjusted Net Income, Adjusted EBITDA and Free Cash Flow as well as cash from operating activities to Free Cash Flow for the three and six months ended June 30, 2022 and 2021 (USD in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$5,659	$5,243	$(16,947)	$7,903
Adjustments for adjusted net income (loss)
Amortization of Business Combination intangibles	9,385	—	31,584	—
Non-cash change in financial instruments	(12,926)	1,173	(7,991)	4,232
Expenses from the Business Combination and Other	141	2,895	490	6,482
Adjusted Net Income (Loss)	2,259	9,311	7,136	18,617
Adjustments for adjusted EBITDA
Depreciation and amortization	309	801	557	1,610
Interest expense	296	317	556	572
Income tax expense (benefit)	(1,650)	—	(4,051)	—
Equity-based compensation	4,792	7	8,652	18
Fees paid to brokers	780	1,059	1,745	2,169
Adjusted EBITDA	6,786	11,495	14,595	22,986
Adjustments for net cash provided by (used in) operating activities
Interest expense	(296)	(317)	(556)	(572)
Fees paid to brokers	(780)	(1,059)	(1,745)	(2,169)
Expenses from the Business Combination and Other	(141)	(2,895)	(490)	(6,482)
Provision for losses	4,042	436	4,680	1,172
Changes in advances, net of funding commitments	(5,769)	(2,654)	(31,388)	(1,799)
Changes in operating capital and other	(712)	1,600	(3,096)	3,970
Net Cash Provided by (Used in) Operating Activities	3,130	6,606	(18,000)	17,106
Adjustments for free cash flow
Capital expenditures	(820)	(357)	(1,665)	(1,066)
Changes in advances, net of funding commitments	5,769	2,654	31,388	1,799
Changes in restricted cash	(774)	915	(438)	(125)
Payments of Business Combination costs	—	2,012	—	6,482
Other changes in working capital	1,609	(566)	4,082	(199)
Free Cash Flow	$8,914	$11,264	$15,367	$23,997

The following table presents a calculation of Adjusted Net Income per diluted Class A Share (USD in thousands, except per share amounts):

	Successor
	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022

Adjusted Net Income (Loss)	$2,259	$7,136

Adjusted Net Income (Loss) per Class A Share, Diluted	$0.01	$0.04

Weighted-average Class A Shares
Class A Shares	84,635,413	84,717,117
Class EX Units	46,802,203	46,715,978
Restricted Stock Units	1,887,969	2,001,987
Warrants	27,777,780	27,777,780
	161,103,365	161,212,862

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

Sunlight believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and on Sunlight’s business, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Sunlight is obligated to repurchase non-performing loans originated by its bank partner from the date of origination to the date the loans are purchased from Sunlight’s bank partner by a Sunlight indirect channel capital provider. Sunlight does not record loans originated by its bank partner on its consolidated balance sheets (as Sunlight is not the originator of the loans), but Sunlight does record a liability for the losses Sunlight reasonably expects to incur in connection with Sunlight’s guarantee of its bank partner. Sunlight’s measurement of this liability is subject to significant judgement using historical loss experiences to estimate the likelihood that the guaranteed loans will default prior to sale and the severity of the loss Sunlight expects to incur. At June 30, 2022 and December 31, 2021, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s bank partner and delinquent more than 90 days was $0.2 million and $0.1 million, respectively.

Financing Receivables

Sunlight records financing receivables for (a) advances that Sunlight remits to contractors to facilitate the installation of residential solar systems and (b) loans purchased by Sunlight pursuant to the terms of its contracts with its various capital providers and certain five percent (5.0%) loan participations purchased by Sunlight. Sunlight uses significant judgement in its recognition of interest income and impairment of financing receivables.

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

Sunlight Rewards™ Program

The Sunlight Rewards™ Program is a proprietary loyalty program that Sunlight offers to salespeople selling residential solar systems for Sunlight’s network of contractors. Sunlight records a contingent liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450-20, Loss Contingencies using the estimated incremental cost of each point based upon the points earned, the point redemption value, and an estimated probability of point redemption consistent with Sunlight’s historical redemption experience under the program. When a salesperson redeems points from Sunlight’s third-party loyalty program vendor, Sunlight pays the stated redemption value of the points redeemed to the vendor. If all points earned under the Sunlight Rewards™ Program were redeemed at June 30, 2022 and December 31, 2021, Sunlight would pay $3.7 million and $3.0 million, respectively, of which Sunlight recorded liabilities of $2.4 million and $1.8 million.

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

Emerging Growth Company

As an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), Sunlight is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Unless otherwise stated, Sunlight elects to adopt recent accounting pronouncements using the extended transition period applicable to private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Company's Form 10-Q for the Quarterly Period Ended March 31, 2022 filed with the SEC on May 16, 2022, a complaint was filed by the Attorney General of the State of Minnesota entitled State of Minnesota v. Brio Energy LLC d/b/a Pure Solar Energy et al., Case No. 27-CV-22-6187 (Minn. D. Ct. 4th Dist.), in the District Court for the Fourth Judicial District in the State of Minnesota on April 22, 2022. The complaint alleges that the solar companies named therein (the "Solar Defendants") used deceptive and misleading sales tactics in violation of certain Minnesota laws, and seeks to hold the Company, among others, liable for any alleged misconduct of the Solar Defendants under the Minnesota “Holder Rule”. Discovery is currently ongoing. The Company believes that the complaint against the Company is without merit and has filed a motion to dismiss the lawsuit.

Sunlight is, from time to time, subject to inquiries by government entities and is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS

With the exception of the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 and Form 10-Q for the quarter ended March 31, 2022. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022.

Sunlight’s revenue is impacted, to a significant extent, by the general economy, including supply chain disruptions, and the financial performance of its capital providers and contractors.

Sunlight’s business, the consumer financial services industry, and its contractors’ and its capital providers’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in other monetary and related policies, inflation, market volatility, increased labor costs and labor shortages, delays and shortages in the supply chain, consumer confidence and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified borrowers to take out loans. Such conditions are also likely to affect the ability and willingness of borrowers to pay amounts owed to Sunlight or its capital providers, each of which would have a material adverse effect on its business, results of operations and financial condition.

General economic conditions and the willingness of its capital providers to deploy capital in the consumer industries within which Sunlight operates also impact Sunlight’s performance. The origination of new loans through Orange®, and the platform fees and other fee income to Sunlight associated with such loans, is dependent upon sales and installations of solar systems and other home improvements and the willingness of capital providers to fund loans on terms desired by the solar and/or home improvement markets and on terms that are economically favorable to Sunlight. Worsening macroeconomic trends, including increasing interest rates and recessionary concerns, can erode platform fee margins, negatively impact funding capacity in the Direct Channel, and/or result in decreased sales of pooled loans in the Indirect Channel if loans are approved at lower than prevailing market interest rates. In addition, contractors’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, business conditions affecting an industry vertical or region, changing regulatory environments, delays in permitting and/or permission to operate residential solar.

The United States also has, from time to time, considered and/or imposed restrictions or tariffs on goods imported from other countries. The withhold release order issued by U.S. Customs and Border Protection on June 24, 2021 applicable to certain silica-based products, such as polysilicon processed and used by manufacturers of solar panels in China’s Xinjiang Uyghur autonomous region, over allegations of widespread, state-backed forced labor in the region, and similar restrictions on imports, including those imposed as a result of the Uyghur Forced Labor Prevention Act signed into law on December 23, 2021, which prohibits the importation of any goods derived from forced labor, could result in supply chain delays and shortages. Further, in the first quarter of 2022, pursuant to a request from a U.S. solar equipment manufacturer, the U.S. Department of Commerce initiated country-wide circumvention of duties inquiries for solar panels imported into the United States from Cambodia, Malaysia, Thailand and Vietnam, which collectively constitute a material portion of solar installation equipment imports into the United States. Although the current Presidential administration issued a 24-month tariff-moratorium on solar panel imports from such countries in June 2022, the Department of Commerce’s investigation is continuing and any resulting decision or further inquiries, as well as the restrictions on imports described above, could result in severe market disruption, including further supply chain slow-downs impacting business across the sector, delays in Sunlight contractor partners’ ability to install systems and, in some instances, the cancellation of installations by their homeowner customers, which translates into a delay or reduction in funded loans and Sunlight’s ability to earn an associated platform fee. Weak economic conditions including increased labor costs and labor shortages, delays and shortages in the supply chain, and delays in permitting and/or permission to operate residential solar could also extend the length of contractors’ sales cycle and cause prospective borrowers to delay making (or not making) purchases of solar systems or other home improvements. The decline in and delay of sales by contractors for any reason will generally result in reduced loan volume and associated fee income for Sunlight and its capital providers, particularly from platform fees on Direct Channel Loans, for which revenue is not recognized until the Direct Channel Partner funds the Loans, which may reduce loan volume and materially adversely affect Sunlight’s business, results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any of our equity securities during the six months ended June 30, 2022 that were not registered under the Securities Act.

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of our common stock during the quarter ended June 30, 2022:

Periods	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1 to April 30, 2022	—	$—	—	$—
May 1 to May 31, 2022	222,700	4.49	222,700	49.0
June 1 to June 30, 2022	222,532	4.51	222,532	48.0
Total for Quarter Ended June 30, 2022	445,232	4.50	445,232
1.Represents shares purchased under the share repurchase plan approved by Sunlight’s Board of Directors on May 16, 2022. Announced on May 16, 2022, Sunlight’s Board of Directors authorized repurchases up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization.

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

10.1**†
Employment Agreement, effective as of April 1, 2022, by and among Rodney Yoder, Sunlight Financial Holdings Inc. and Sunlight Financial LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on March 30, 2022).

10.2*	Third Amendment to Loan and Security Agreement, dated May 16, 2022, by and between Sunlight Financial LLC and Silicon Valley Bank.
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
101
The following materials from Sunlight Financial Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Changes in Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements.

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
August 15, 2022

By:	/s/ Rodney Yoder
Rodney Yoder
Chief Financial Officer
(Principal Financial Officer)
August 15, 2022