Form 10-Q
period 2022-09-30
Sunlight Financial Holdings Inc.
filed 2022-11-14
CIK 1821850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Large accelerated filer    ☐    Accelerated filer    ☐
Non-accelerated filer    ☒    Smaller reporting company    ☒    Emerging growth company    ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, 82,026,904 shares of Class A Common stock, $0.0001 par value, and 47,291,500 shares of Class C common stock, par value $0.0001 per share, were outstanding.

SUNLIGHT FINANCIAL HOLDINGS INC.
FORM 10-Q

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUNLIGHT FINANCIAL HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor
	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$70,569	$91,882
Restricted cash	1,228	2,018
Advances (net of allowance for credit losses of $7,458 and $238)	56,608	66,839
Financing receivables (net of allowance for credit losses of $186 and $148)	3,581	4,313
Goodwill	61,377	445,756
Intangible assets, net	327,673	365,839
Property and equipment, net	1,681	4,069
Other assets	30,849	21,531
Total assets	$553,566	$1,002,247

Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses	$24,931	$23,386
Funding commitments	21,411	22,749
Debt	20,613	20,613
Deferred tax liabilities	25,338	36,686
Warrants, at fair value	3,691	19,007
Other liabilities	13,433	843
Total liabilities	109,417	123,284

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock; $0.0001 par value; 35,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock; $0.0001 par value; 420,000,000 shares authorized; 83,330,932 and 86,373,596 issued; and 81,722,949 and 84,803,687 outstanding as of September 30, 2022 and December 31, 2021, respectively	8	9
Class C common stock; $0.0001 par value; 65,000,000 shares authorized; 47,595,455 issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	759,105	764,366
Accumulated deficit	(459,706)	(186,022)
Total capital	299,407	578,353
Treasury stock, at cost; 1,607,983 and 1,569,909 Class A shares as of September 30, 2022 and December 31, 2021, respectively	(15,671)	(15,535)
Total stockholders' equity	283,736	562,818
Noncontrolling interests in consolidated subsidiaries	160,413	316,145
Total equity	444,149	878,963
Total liabilities and stockholders' equity	$553,566	$1,002,247

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Successor		Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2022	For the Period January 1, 2021 to July 9, 2021
Revenue	$33,265	$26,520	$2,074	$91,086	$53,064
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	5,619	4,841	365	16,621	10,556
Compensation and benefits	16,378	32,782	1,042	43,641	17,162
Selling, general, and administrative	4,504	3,330	330	15,522	3,450
Property and technology	2,069	1,502	162	5,981	2,790
Depreciation and amortization	8,572	20,541	78	40,713	1,688
Provision for losses	37,247	254	—	41,927	1,172
Goodwill impairment	384,379	—	—	384,379	—
Management fees to affiliate	—	—	4	—	204
	458,768	63,250	1,981	548,784	37,022
Operating income (loss)	(425,503)	(36,730)	93	(457,698)	16,042
Other Income (Expense), Net
Interest income	189	77	9	360	262
Interest expense	(375)	(291)	(32)	(931)	(604)
Change in fair value of warrant liabilities	6,590	10,116	(1,439)	15,316	(5,504)
Change in fair value of contract derivatives, net	(2,340)	489	125	(2,247)	(662)
Realized gains (losses) on contract derivatives, net	(278)	1,377	6	3,686	2,992
Other realized losses, net	(196)	—	—	(569)	—
Other income (expense)	(839)	(60)	(5)	(1,667)	616
Business combination expenses	—	(1,093)	(529)	—	(7,011)
	2,751	10,615	(1,865)	13,948	(9,911)
Net Income (Loss) Before Income Taxes	(422,752)	(26,115)	(1,772)	(443,750)	6,131
Income tax benefit (expense)	7,299	5,684	—	11,350	—
Net Income (Loss)	(415,453)	(20,431)	(1,772)	(432,400)	6,131
Noncontrolling interests in loss of consolidated subsidiaries	151,389	9,108	—	158,478	—
Net Income (Loss) Attributable to Class A Shareholders	$(264,064)	$(11,323)	$(1,772)	$(273,922)	$6,131

Loss Per Class A Share
Net loss per Class A share
Basic	$(3.16)	$(0.13)		$(3.25)
Diluted	$(3.16)	$(0.15)		$(3.25)
Weighted average number of Class A shares outstanding
Basic	83,049,291	84,833,808		84,157,718
Diluted	83,049,291	131,088,438		84,157,718

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Successor
	Shares		Preferred Stock	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Class A	Class C		Class A	Class B	Class C
June 30, 2022	85,928,364	47,595,455	—	$9	$—	$—	$765,284	$(195,642)	$(15,638)	$554,013	$309,655	$863,668
Equity-based compensation	—	—	—	—	—	—	2,995	—	—	2,995	1,607	4,602
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	(187)	—	(33)	(220)	—	(220)
Equity repurchase	(2,597,432)	—	—	(1)	—	—	(8,447)	—	—	(8,448)	—	(8,448)
Dilution	—	—	—	—	—	—	(540)	—	—	(540)	540	—
Net loss	—	—	—	—	—	—	—	(264,064)	—	(264,064)	(151,389)	(415,453)
September 30, 2022	83,330,932	47,595,455	—	$8	$—	$—	$759,105	$(459,706)	$(15,671)	$283,736	$160,413	$444,149

December 31, 2021	86,373,596	47,595,455	—	$9	$—	$—	$764,366	$(186,022)	$(15,535)	$562,818	$316,145	$878,963
Equity-based compensation	—	—	—	—	—	—	7,425	—	—	7,425	3,362	10,787
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	(187)	—	(136)	(323)	—	(323)
Equity repurchase	(3,042,664)	—	—	(1)	—	—	(10,451)	—	—	(10,452)	—	(10,452)
Dilution	—	—	—	—	—	—	(2,048)	—	—	(2,048)	2,048	—
Distribution	—	—	—	—	—	—	—	—	—	—	(2,705)	(2,705)
Cumulative ASC 842 adoption effect	—	—	—	—	—	—	—	238	—	238	41	279
Net loss	—	—	—	—	—	—	—	(273,922)	—	(273,922)	(158,478)	(432,400)
September 30, 2022	83,330,932	47,595,455	—	$8	$—	$—	$759,105	$(459,706)	$(15,671)	$283,736	$160,413	$444,149

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands)

	Successor
	Shares		Preferred Stock	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Class A	Class C		Class A	Class B	Class C
July 10, 2021	86,373,596	47,595,455	$—	$9	$—	$—	$720,840	$(26,466)	$—	$694,383	$427,010	$1,121,393
Equity-based compensation	—	—	—	—	—	—	4,101	—	—	4,101	12,029	16,130
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	—	—	(15,447)	(15,447)	—	(15,447)
Net loss	—	—	—	—	—	—	—	(11,323)	—	(11,323)	(9,108)	(20,431)
September 30, 2021	86,373,596	47,595,455	$—	$9	$—	$—	$724,941	$(37,789)	$(15,447)	$671,714	$429,931	$1,101,645

	Predecessor
	Units				Temporary Equity				Units	Members' Equity
	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Other Ownership Interests	Other Ownership Interests	Accumulated Deficit	Total Members' Equity
June 30, 2021	403,946	242,512	317,989	78,717	$338,620	$213,218	$279,554	$68,296	56,461	$1,457	$(850,611)	$(849,154)
Preferred distributions, paid in-kind	1,444	867	1,137	—	1,209	778	1,020	—	—	—	(3,007)	(3,007)
Change in temporary equity redemption value	—	—	—	—	3,995	4,273	5,627	2,300	—	—	(16,195)	(16,195)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,772)	(1,772)
July 9, 2021	405,390	243,379	319,126	78,717	$343,824	$218,269	$286,201	$70,596	56,461	$1,457	$(871,585)	$(870,128)

December 31, 2020	376,395	225,972	296,302	78,717	$260,428	$154,286	$202,045	$47,757	53,105	$1,439	$(623,342)	$(621,903)
Preferred distributions, paid in-kind	28,995	17,407	22,824	—	24,061	14,994	19,654	—	—	—	(58,709)	(58,709)
Change in temporary equity redemption value	—	—	—	—	59,335	48,989	64,502	22,839	—	—	(195,665)	(195,665)
Equity-based compensation	—	—	—	—	—	—	—	—	3,356	18	—	18
Net income	—	—	—	—	—	—	—	—	—	—	6,131	6,131
July 9, 2021	405,390	243,379	319,126	78,717	$343,824	$218,269	$286,201	$70,596	56,461	$1,457	$(871,585)	$(870,128)

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period January 1, 2021 to July 9, 2021
Cash Flows From Operating Activities
Net income (loss)	$(432,400)	$(20,431)	$6,131
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	40,713	20,541	1,782
Goodwill impairment	384,379	—	—
Provision for losses	41,927	254	1,172
Change in fair value of warrant liabilities	(15,316)	(10,116)	5,504
Change in fair value of contract derivatives, net	2,247	(489)	662
Other expense (income)	2,120	60	(616)
Share-based payment arrangements	14,143	24,821	18
Deferred income tax benefit	(11,350)	(5,684)	—
Increase (decrease) in operating capital:
Increase in advances	(25,133)	(28,690)	(7,314)
Decrease (increase) in due from affiliates	—	1,481	(1,839)
Decrease (increase) in other assets	(5,978)	(16,444)	2,129
Increase (decrease) in accounts payable and accrued expenses	545	(12,617)	2,327
Increase (decrease) in funding commitments	(1,785)	(498)	3,100
Increase in due to affiliates	—	—	761
Increase (decrease) in other liabilities	(1,249)	(109)	539
Net cash provided by (used in) operating activities	(7,137)	(47,921)	14,356

Cash Flows From Investing Activities
Return of investments in loan pool participation and loan principal repayments	780	351	832
Payments to acquire loans and participations in loan pools	(2,058)	(254)	(1,170)
Payments to acquire property and equipment	(1,918)	(871)	(1,066)
Payments to acquire Sunlight Financial LLC, net of cash acquired	—	(304,570)	—
Net cash used in investing activities	(3,196)	(305,344)	(1,404)

Cash Flows From Financing Activities
Proceeds from borrowings under line of credit	—	—	20,746
Repayments of borrowings under line of credit	—	—	(14,758)
Proceeds from issuance of private placement	—	250,000	—
Payments of stock issuance costs	—	(19,618)	—
Payments for share-based payment tax withholding	(136)	(18,591)	—
Payments for repurchase of common stock	(10,452)	—	—
Payment of capital distributions	(1,182)	—	(7,522)
Payment of debt issuance costs	—	—	(491)
Net cash provided by (used in) financing activities	(11,770)	211,791	(2,025)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(22,103)	(141,474)	10,927

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	93,900	216,519	52,705

Cash, Cash Equivalents, and Restricted Cash, End of Period	$71,797	$75,045	$63,632

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$941	$263	$537
Cash paid during the period for income taxes, net	4,951	—	—

Noncash Investing and Financing Activities
Distributions declared, but not paid	$1,521	$—	$—
Preferred dividends, paid in-kind	—	—	58,709
Change in temporary equity redemption value	—	—	195,665
Capital expenditures incurred but not yet paid	250	—	—
Share-based payment tax withholding	187	—	—
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

As a result of the Business Combination, a wholly-owned subsidiary of Sunlight Financial Holdings Inc. is the managing member of Sunlight Financial LLC, in which existing unitholders hold a 36.1% and 35.0% noncontrolling interest, net of unvested Class EX Units (Note 6), at September 30, 2022 and December 31, 2021, respectively.

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates of pending loan originations and sales, which significantly impacts revenues; determinations of fair value, including goodwill and derivatives; estimates regarding loan performance, which impacts impairments and allowances for loan losses; project installations, which impacts guarantee obligations; and the useful lives of intangible assets. Actual results may differ from those estimates.

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

Sunlight follows this hierarchy for its financial instruments, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes Sunlight’s financial instruments hierarchy at September 30, 2022:

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

Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of Sunlight’s Level 3 financial instruments. Sunlight’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that financial instrument. At September 30, 2022, Sunlight’s valuation process for Level 3 measurements, as described below, were conducted internally or by an independent valuation firm and reviewed by management.

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

Valuation of Contract Derivative — Management considers Sunlight's contracts under which Sunlight (a) arranges Loans for the purchase and installation of home improvements other than residential solar energy systems (“Contract Derivative 1”) and (b) earns income from the prepayment of certain of those Loans sold to an Indirect Channel Loan Purchaser (“Contract Derivative 2”), both considered derivatives under GAAP, as Level 3 financial instruments in the fair value hierarchy as such instruments represent bilateral, nontraded agreements for which there is limited market activity. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of the contracts.

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

	Successor
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$70,569	$91,882
Restricted cash and cash equivalents	1,228	2,018
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$71,797	$93,900

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

If management deems that it is probable that Sunlight will be unable to collect all amounts owed according to the contractual terms of a receivable, impairment of that receivable is indicated. Consistent with this definition, all receivables for which the accrual of interest has been discontinued (nonaccrual loans) are considered impaired. If management considers a receivable to be impaired, management establishes an allowance for losses through a valuation provision in earnings, which reduces the carrying value of the receivable to (a) the amounts management expects to collect, for receivables due within 90 days, or (b) the present value of expected future cash flows discounted at the receivable’s contractual effective rate. Impaired financing receivables are charged off against the allowance for losses when a financing receivable is more than 120 days past due or when management believes that collectability of the principal is remote, if earlier. Sunlight credits subsequent recoveries, if any, to the allowance when received.

At September 30, 2022 and December 31, 2021, Sunlight evaluated financing receivables collectively, based upon those financing receivables with similar characteristics. Sunlight individually evaluates nonaccrual loans with contractual balances of $50,000 or more and receivables whose terms have been modified in a troubled debt restructuring with contractual balances of $50,000 or more to establish specific allowances for such receivables, if required. Those financing receivables where impairment is indicated were evaluated individually for impairment, though such amounts were not material.

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

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. Sunlight performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include, but are not limited to, significant adverse changes in customer demand or business climate and related competitive considerations. Sunlight first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If so, Sunlight performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized by the applicable reporting unit(s). If Sunlight determines that the implied fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Sunlight has one reporting unit and, as part of its most recent annual impairment test during the fourth quarter of 2021, determined that it was more likely than not that the implied fair value of the reporting unit in which Sunlight recorded goodwill was less than its carrying value primarily based upon market activities impacting public companies similar to Sunlight. In September 2022, challenges in the macro-economic environment, such as rapidly rising interest rates impacting the financial and market performance of Sunlight and it’s peers, caused management to perform a goodwill impairment test and record an additional $384.4 million. The carrying value of Sunlight’s goodwill changed by the following amounts:

December 31, 2021 (Successor)
Goodwill	$670,457
Accumulated impairment losses	(224,701)
445,756

Impairment losses	(384,379)

September 30, 2022 (Successor)
Goodwill	670,457
Accumulated impairment losses	(609,080)
$61,377

Intangible Assets, Net — Sunlight identified the following intangible assets, recorded at fair value at the Closing Date of the Business Combination, and carried at a value net of amortization over their estimated useful lives on a straight-line basis. Sunlight’s intangible assets are evaluated for impairment on at least a quarterly basis:

	Estimated Useful Life (in Years)			Carrying Value
				Successor
Asset				September 30, 2022	December 31, 2021
Contractor relationships(a)	11.5			$350,000	$350,000
Capital provider relationships(b)	0.8			—	43,000
Trademarks/ trade names(c)	10.0			7,900	7,900
Developed technology(d)	3.0	—	5.0	10,383	8,193
				368,283	409,093
Accumulated amortization(e)(f)(g)				(40,610)	(43,254)
				$327,673	$365,839
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
e.Amounts include amortization expense of $0.3 million, $0.3 million, and $0.0 million related to capitalized internally developed software costs for the three months ended September 30, 2022 and the periods from July 10, 2021 through September 30, 2021 and July 1, 2021 through

July 9, 2021 and $0.6 million and $1.5 million for the nine months ended September 30, 2022 and the period from January 1, 2021 through July 9, 2021, respectively.
f.Includes amortization expense of $8.5 million, $20.5 million, and $0.1 million for the three months ended September 30, 2022 and the periods from July 10, 2021 through September 30, 2021 and July 1, 2021 through July 9, 2021 and $40.4 million and $1.4 million for the nine months ended September 30, 2022 and the period from January 1, 2021 through July 9, 2021, respectively.
g.At September 30, 2022, the approximate aggregate annual amortization expense for definite-lived intangible assets, including capitalized internally developed software costs as a component of capitalized developed technology, are as follows:

	Developed Technology	Other Identified Intangible Assets	Total
October 1, through December 31, 2022	$646	$7,864	$8,510
2023	2,573	31,199	33,772
2024	2,465	31,285	33,750
2025	1,689	31,199	32,888
2026	694	31,199	31,893
Thereafter	—	186,860	186,860
	$8,067	$319,606	$327,673

Property and Equipment, Net — Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

	Estimated Useful Life (in Years)			Carrying Value
				Successor
Asset Category				September 30, 2022	December 31, 2021
Furniture, fixtures, and equipment	5			$1,517	$1,020
Computer hardware	5			1,308	1,108
Computer software	1	—	3	352	250
Leasehold improvements	Shorter of life of improvement or lease term			—	2,829
				3,177	5,207
Accumulated amortization and depreciation(a)				(1,496)	(1,138)
				$1,681	$4,069
a.Includes depreciation expense of $0.1 million, $0.1 million, $0.0 million, for the three months ended September 30, 2022 and the periods from July 10, 2021 through September 30, 2021, and July 1, 2021 through July 9, 2021 and $0.3 million and $0.2 million for the nine months ended September 30, 2022 and the period from January 1, 2021 through July 9, 2021, respectively.for the nine months ended September 30, 2022 and the period from January 1, 2021 through July 9, 2021, respectively.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with its Bank Partner, Direct Channel Partners, and contractors, each of Sunlight’s Direct Channel Partners and its Bank Partner periodically remits to Sunlight the cash related to loans the funding source has originated. Sunlight has committed to funding such amounts, less any amounts Sunlight is entitled to retain, to the relevant contractor when certain milestones relating to the installation of residential solar systems or the construction of installation of other home improvement projects underlying the consumer receivable have been reached. Sunlight presents any amounts that Sunlight retains in anticipation of a contractor completing an installation milestone as “Funding Commitments” on the accompanying Unaudited Condensed Consolidated Balance Sheets, which totaled $21.4 million and $22.7 million at September 30, 2022 and December 31, 2021, respectively.

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

Distributions Payable — Sunlight Financial LLC accrues estimated tax payments to holders of its members’ equity when earned in accordance with Sunlight Financial LLC’s organizational agreements. On December 31, 2020, Sunlight accrued $1.3 million, $1.2 million, and $5.0 million, or $4.38, $5.33, and $13.34 per unit, payable to Class A-1, A-2, and A-3 Units, respectively, of which Sunlight paid $7.5 million during the nine months ended September 30, 2021. As of September 30, 2022, Sunlight Financial LLC no longer expects to generate taxable income during the current tax year and expects to use tax distributions already declared during the current tax year to offset future estimated tax liability distributions, if any. Consequently, Sunlight Financial LLC did not declare any distributions during the three months ended September 30, 2022.

Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities — At each of September 30, 2022 and December 31, 2021, (a) other assets included Sunlight’s contract derivatives, prepaid expenses, accounts receivable, and interest receivable, and (b) accounts payable, accrued expenses, and other liabilities included Sunlight’s guarantee liability, accrued compensation, and other payables. Other assets at September 30, 2022 also included right-of-use assets arising from operating leases, and other liabilities at September 30, 2022 also included associated lease liabilities and contract derivative liabilities.

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

	Successor		Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2022	For the Period January 1, 2021 to July 9, 2021
Platform fees, net(a)	$31,446	$24,159	$1,983	$85,473	$50,757
Other revenues(b)	1,819	2,361	91	5,613	2,307
	$33,265	$26,520	$2,074	$91,086	$53,064
a.Amounts presented net of variable consideration in the form of rebates to certain contractors. Includes platform fees from affiliates of $0.0 million, $0.0 million, $0.0 million, for the three months ended September 30, 2022 and the periods from July 10, 2021 through September 30, 2021, and July 1, 2021 through July 9, 2021 and $0.0 million and $0.2 million for the nine months ended September 30, 2022 and the period from January 1, 2021 through July 9, 2021, respectively. (Note 9).
b.Includes loan portfolio management, administration, and other ancillary fees Sunlight earns that are incidental to its primary operations. Sunlight earned $0.0 million, $0.0 million, $0.0 million, for the three months ended September 30, 2022 and the periods from July 10, 2021 through September 30, 2021, and July 1, 2021 through July 9, 2021 and $0.1 million and $0.1 million for the nine months ended September 30, 2022 and the period from January 1, 2021 through July 9, 2021, respectively, in administrative fees from an affiliate. (Note 9).

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

The contracts under which Sunlight (a) arranges Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems and (b) earns income from the prepayment of certain of those Indirect Channel Loans sold to an Indirect Channel Loan Purchaser are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight records realized gains on the derivatives within “Realized Gains on Contract Derivative, Net” in the accompanying Unaudited Condensed Consolidated Statements of Operations. Sunlight realized gains (losses) of $(0.3) million, $1.4 million, $0.0 million, for the three months ended September 30, 2022 and the periods from July 10, 2021 through September 30, 2021 and July 1, 2021 through July 9, 2021 and $3.7 million and $3.0 million for the nine months ended September 30, 2022 and the period from January 1, 2021 through July 9, 2021, respectively, in connection with these contracts (Note 4). However, Sunlight recognized platform fee revenue for its facilitation of direct channel home improvement loans of $1.6 million, $0.0 million, $0.0 million, for the three months ended September 30, 2022 and the periods from July 10, 2021 through September 30, 2021, and July 1, 2021 through July 9, 2021 and $3.2 million, and $0.0 million for the nine months ended September 30, 2022 and the period from January 1, 2021 through July 9, 2021, respectively.

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

In accordance with the operating agreement of Sunlight Financial LLC, to the extent possible without impairing its ability to continue to conduct its business and activities, and in order to permit its member to pay taxes on the taxable income allocated to those members, Sunlight Financial LLC is required to make distributions to the member in the amount equal to the estimated tax liability of the member computed as if the member paid income tax at the highest marginal federal and state rate applicable to a corporate entity or individual resident in New York, New York to the extent Sunlight’s operations generate taxable income allocable to the applicable member. Sunlight Financial LLC declared $2.7 million of distributions, of which it paid $1.2 million, during the nine months ended September 30, 2022. As of September 30, 2022, Sunlight Financial LLC no longer expects to generate taxable income during the current tax year and expects to use tax distributions already declared during the current tax year to offset future estimated tax liability distributions, if any. Consequently, Sunlight Financial LLC did not declare any distributions during the three months ended September 30, 2022. Sunlight did not declare any distributions for the three or nine months ended September 30, 2021.

Business Combination

The Business Combination among the parties to the Business Combination Agreement was completed on July 9, 2021. Sunlight accounted for the Business Combination as a business combination under ASC 805, Business Combinations. The acquisition of Sunlight Financial LLC constitutes the acquisition of a business for purposes of ASC 805, and due to the change in control, has been accounted for using the acquisition method with Sunlight Financial Holdings Inc. as the accounting acquirer and Sunlight Financial LLC as the accounting acquiree based on evaluation of the following factors:
•Sunlight Financial Holdings Inc. is the sole managing member of Sunlight Financial LLC having full and complete authority over of all the affairs of Sunlight Financial LLC while the non-managing member equity holders do not have substantive participating or kick out rights; and
•The predecessor controlling unitholders of Sunlight Financial LLC does not have a controlling interest in the Company as it held less than 50% of the voting interests after the Business Combination.

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

The following is an estimate of the fair value of consideration transferred and the purchase price allocation in connection with the Business Combination:

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

Unaudited Pro Forma Operating Results — The following unaudited pro forma financial information presents the results of operations for each of the three and nine months ended September 30, 2022 and 2021, respectively, as if the Business Combination on July 9, 2021 had occurred as of January 1, 2021. The unaudited pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, transaction expenses, nonrecurring post-combination compensation expense and the related adjustment to the income tax provision.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$33,265	$28,594	$91,086	$53,064
Net income (loss) before income taxes	(420,209)	4,927	(423,694)	(7,706)
Income tax benefit (expense)	19,330	(927)	19,490	1,449
Noncontrolling interests in (income) loss of consolidated subsidiaries	151,696	(2,040)	152,954	3,191
Net income (loss) attributable to Class A shareholders	(249,184)	1,960	(251,251)	(3,065)

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

ASU No. 2022-02 Financial Instruments - Credit Losses (Topic 326) — Troubled Debt Restructuring and Vintage Disclosures — The FASB issued final guidance amending ASC 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted ASC 326 and requiring them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. For entities that have adopted ASC 326, the guidance is effective for fiscal years beginning after December 15, 2022, and interim periods therein. Early adoption is permitted. Entities that have not yet adopted ASC 326 will apply the new guidance when they adopt ASC 326. Sunlight is currently evaluating the impact it may have on its consolidated financial statements.

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

	Advances(a)	Loans and Loan Participations(b)	Total
September 30, 2022 (Successor)
Amounts outstanding	$64,066	$4,095	$68,161
Unamortized discount	—	(328)	(328)
Allowance for credit losses	(7,458)	(186)	(7,644)
Carrying value	$56,608	$3,581	$60,189
December 31, 2021 (Successor)
Amounts outstanding	$67,077	$4,875	$71,952
Unamortized discount	—	(414)	(414)
Allowance for credit losses	(238)	(148)	(386)
Carrying value	$66,839	$4,313	$71,152
a.Represents advance payments made by Sunlight to certain contractors, generally on a short-term basis, in anticipation of a project’s substantial completion, including advances of $6.6 million and $9.0 million, net of allowances of $2.6 million and $0.0 million, to Sunlight contractors not associated with specific installation projects at September 30, 2022 and December 31, 2021, respectively.
b.Represents (i) Sunlight’s 5.0% participation interest in a pool of residential solar loans with an aggregate UPB of $3.8 million and $4.6 million at September 30, 2022 and December 31, 2021, respectively, and (ii) Indirect Channel Loans purchased by Sunlight with an aggregate UPB of $0.3 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively. No loans or loan participations were individually evaluated for impairment at September 30, 2022 or December 31, 2021.

	Successor		Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2022	For the Period January 1, 2021 to July 9, 2021
Allowance for Credit Losses — Advances
Beginning Balance	$3,487	$—	$211	$238	$121
Provision for credit losses	36,587	—	—	39,836	90
Realized losses(a)	(32,616)	—	—	(32,616)	—
Ending Balance	$7,458	$—	$211	$7,458	$211

Allowance for Credit Losses — Loans and Loan Participations
Beginning Balance	$146	$—	$111	$148	$125
Provision for credit losses	660	254	—	2,091	1,082
Realized losses	(620)	(254)	—	(2,053)	(1,096)
Ending Balance	$186	$—	$111	$186	$111

Changes in Carrying Value — Loans and Loan Participations
Beginning Balance	$3,794	$5,105	$4,707	$4,313	$5,333
Purchases, net(b)	620	254	—	2,058	1,170
Proceeds from principal repayments, net	(194)	(351)	—	(780)	(832)
Accretion of loan discount	21	35	5	81	123
Provision for credit losses	(660)	(254)	—	(2,091)	(1,082)
Ending Balance	$3,581	$4,789	$4,712	$3,581	$4,712
a.Sunlight charged-off advances totaling $32.4 million attributable to the insolvency of one of Sunlight’s largest contractors.
b.During the periods July 10, 2021 through September 30, 2021, July 1, 2021 through July 9, 2021, and January 1, 2021 through July 9, 2021, Sunlight purchased (i) 5.0% participation interests in 0, 0, and 54 loans with an aggregate UPB of $0.0 million, $0.0 million and $0.1 million, respectively, as well as (ii) 8, 0, and 51 Indirect Channel Loans with an aggregate UPB of $0.1 million $0.0 million and $1.1 million, respectively. During three and nine months ended September 30, 2022, Sunlight purchased 19 and 67 Indirect Channel Loans with an aggregate UPB of $0.5 million and $1.6 million, respectively.

In September 2022, one of Sunlight’s largest contractors experienced a liquidity shortfall that caused the installer to substantially wind down its business by the end of that month and to begin liquidation of its business in October 2022. As a result, Sunlight determined it would be unable to collect $32.4 million Sunlight advanced to the contractor at September 30, 2022, representing the total net amounts advanced to the contractor at that time.

Advances — The following section presents certain characteristics of Sunlight’s advances.

Risk Ratings — As further described in Note 2, management evaluates Sunlight’s advances for impairment using risk ratings assigned on a scale of “1” (low risk) through “5” (higher risk). The following table allocates the advance amount outstanding based on Sunlight’s internal risk ratings:

		Total
Risk Tier(a)		Contractors	Amount Outstanding	% of Amount Outstanding
September 30, 2022 (Successor)
1	Low risk	112	$15,019	23.4%
2	Low-to-medium risk	141	32,225	50.3
3	Medium risk	70	6,126	9.6
4	Medium-to-high risk	17	7,796	12.2
5	Higher risk	5	2,900	4.5
		345	$64,066	100.0%
December 31, 2021 (Successor)
1	Low risk	76	$14,575	21.7%
2	Low-to-medium risk	77	38,955	58.1
3	Medium risk	17	13,547	20.2
4	Medium-to-high risk	—	—	—
5	Higher risk	—	—	—
		170	$67,077	100.0%
a.At September 30, 2022 and December 31, 2021, the average risk rating of Sunlight’s advances was 2.2 (“low-to-medium risk”) and 2.0 (“low-to-medium risk”), weighted by total advance amounts outstanding, respectively.

Delinquencies — The following table presents the payment status of advances held by Sunlight:

Payment Delinquency	Amount Outstanding(a)	% of Amount Outstanding
September 30, 2022 (Successor)
Current	$43,721	76.0%
Less than 30 days	3,516	6.1
30 days	2,911	5.1
60 days	787	1.4
90+ days(b)	6,576	11.4
	$57,511	100.0%
December 31, 2021 (Successor)
Current	$54,586	94.0%
Less than 30 days	1,956	3.4
30 days	534	0.9
60 days	361	0.6
90+ days(b)	640	1.1
	$58,077	100.0%
a.Excludes advances of $6.6 million and $9.0 million to Sunlight contractors not associated with specific installation projects and was not delinquent at September 30, 2022 and December 31, 2021, respectively.
b.As further discussed in Note 2, Sunlight generally evaluates amounts delinquent for 90 days or more for impairment. Advances to contractors may remain outstanding as a result of operational and various other factors that are unrelated to the contractor’s creditworthiness. Sunlight assessed advances 90 days or more, along with other factors that included the contractor’s risk tier and historical loss experience, and established loss allowances of $1.2 million and $0.2 million at September 30, 2022 and December 31, 2021, respectively.

Concentrations — The following table presents the concentration of advances, by counterparty:

	Successor
	September 30, 2022		December 31, 2021
Contractor	Amount Outstanding	% of Total	Amount Outstanding	% of Total
1	$10,099	15.8%	$9,496	14.2%
2	6,560	10.2	1,745	2.6
3	6,155	9.6	20,894	31.1
4	3,873	6.0	2,610	3.9
5	3,441	5.4	2,093	3.1
6	2,808	4.4	2,571	3.8
7	2,130	3.3	855	1.3
8	1,109	1.7	302	0.5
9	1,071	1.7	99	0.1
10	963	1.5	486	0.7
Other(a)	25,857	40.4	25,926	38.7
	$64,066	100.0%	$67,077	100.0%
a.At September 30, 2022 and December 31, 2021, Sunlight recorded advances receivable from 335 and 160 counterparties not individually listed in the table above with average balances of $0.1 million and $0.1 million, respectively. At December 31, 2021, Sunlight recorded advances receivable from individual counterparties of $12.5 million, $0.6 million, $0.6 million, $0.5 million, and $0.4 million that represent the largest advance concentrations included in “Other,” based on the amount outstanding.

Loans and Loan Participations — The following section presents certain characteristics of Sunlight’s investments in loans and loan participations. Unless otherwise indicated, loan participation amounts are shown at Sunlight’s 5.0% interest in the underlying loan pool.

Delinquencies — The following table presents the payment status of loans and loan participations held by Sunlight:

Payment Delinquency(a)	Loan Participations		Bank Partner Loans		Total
	Loans	UPB	Loans	UPB	Loans	UPB	% of UPB
September 30, 2022 (Successor)
Current	3,391	$3,694	14	$238	3,405	$3,932	96.0%
Less than 30 days	74	92	2	40	76	132	3.2
30 days	16	21	—	—	16	21	0.5
60 days	4	4	—	—	4	4	0.1
90+ days	5	6	—	—	5	6	0.2
	3,490	$3,817	16	$278	3,506	$4,095	100.0%
December 31, 2021 (Successor)
Current	3,780	$4,442	14	$268	3,794	$4,710	96.6%
Less than 30 days	73	96	1	11	74	107	2.2
30 days	15	23	—	—	15	23	0.5
60 days	10	14	—	—	10	14	0.3
90+ days	7	9	1	12	8	21	0.4
	3,885	$4,584	16	$291	3,901	$4,875	100.0%
a.As further described in Note 2, Sunlight places loans delinquent greater than 90 days on nonaccrual status. Such loans had carrying values of $0.0 million and $0.0 million at September 30, 2022 and December 31, 2021, respectively. Sunlight does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material.

Loan Collateral Concentrations — The following table presents the UPB of Balance Sheet Loans, including Sunlight’s relevant participation percentage of the Indirect Channel Loans underlying the participation interests held by Sunlight, based upon the state in which the borrower lived at the time of loan origination:

	Successor
	September 30, 2022		December 31, 2021
State	UPB	% of Total	UPB	% of Total
Texas	$773	18.9%	$930	19.1%
California	729	17.8	867	17.8
Florida	350	8.5	423	8.7
New York	278	6.8	325	6.7
New Jersey	263	6.4	302	6.2
Arizona	186	4.5	220	4.5
Massachusetts	178	4.3	201	4.1
Pennsylvania	170	4.2	202	4.1
South Carolina	146	3.6	178	3.7
Missouri	120	2.9	135	2.8
Other(a)	902	22.1	1,092	22.3
	$4,095	100.0%	$4,875	100.0%
a.Sunlight only participates in residential solar loans originated within the United States, including 31 and 31 states not individually listed in the table above, none of which individually amount to more than 2.7% and 2.6% of the UPB at September 30, 2022 and December 31, 2021, respectively.

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

Sunlight’s contract derivatives are recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as follows:

		Successor
	Balance Sheet Location	September 30, 2022	December 31, 2021
Contract derivative 1	Other assets (Other liabilities)	$(1,298)	$1,076
Contract derivative 2	Other assets	462	335
		$(836)	$1,411

The following table summarizes notional amounts related to derivatives:

	Successor
	September 30, 2022	December 31, 2021
Contract derivative 1(a)	$82,251	$38,879
Contract derivative 2(b)	39,793	37,891
a.Represents the carrying value of Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems held by Sunlight’s Bank Partner.
b.Represents the unpaid principal balance of the Loans at time of sale to the Indirect Channel Loan Purchaser for which Sunlight is entitled to income in the event of prepayment of the Indirect Channel Loans.

The following table summarizes all income (loss) recorded in relation to derivatives:

	Successor		Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2022	For the Period January 1, 2021 to July 9, 2021
Change in fair value of contract derivatives, net
Contract derivative 1	$(2,167)	$509	$88	$(2,374)	$(932)
Contract derivative 2	(173)	(20)	37	127	270
	$(2,340)	$489	$125	$(2,247)	$(662)
Realized gains/(losses) on contract derivatives, net
Contract derivative 1	$(378)	$1,299	$5	$3,429	$2,950
Contract derivative 2	100	78	1	257	42
	$(278)	$1,377	$6	$3,686	$2,992

Note 5. Debt Obligations

Debt consists of the following:

Successor
	September 30, 2022							December 31, 2021
	Month Issued	Outstanding Face Amount	Carrying Value	Maximum Facility Size	Final Stated Maturity	Weighted Average		Carrying Value(a)
						Funding Cost	Life (Years)
Revolving credit facility(a)	Apr 2021	$20,613	$20,613	$30,000	Apr 2023	9.8%	0.6	$20,613
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

Activities — Activities related to the carrying value of Sunlight’s debt obligations were as follows:

	Successor		Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2022	For the Period January 1, 2021 to July 9, 2021
Beginning Balance	$20,613	$20,613	$20,613	$20,613	$14,625
Borrowings	—	—	—	—	20,746
Repayments	—	—	—	—	(14,758)
Amortization of deferred financing costs(a)	—	—	—	—	—
Ending Balance	$20,613	$20,613	$20,613	$20,613	$20,613
a.Excludes $0.0 million, $0.0 million and $0.0 million amortization of deferred financing costs for the periods July 10, 2021 through September 30, 2021, July 1, 2021 through July 9, 2021, and January 1, 2021 through July 9, 2021, respectively. Sunlight includes amortization of these costs within “Depreciation and Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. Unamortized deferred financing costs upon closing of the Business Combination did not qualify as acquired assets; therefore, Sunlight did not have any such unamortized costs at September 30, 2022 or December 31, 2021 and did not amortize any such costs for the three or nine months ended September 30, 2022.

Maturities — At September 30, 2022, all of Sunlight’s debt obligations contractually mature in 2023.

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

Class A Common Stock — The Company is authorized to issue 420,000,000 shares of Class A common stock with a par value of $0.0001 per share (“Class A Share”). At September 30, 2022 and December 31, 2021, there were 81,722,949 and 84,803,687 shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share (“Class B Share” or “Founder Share”).

In August 2020, 11,500,000 Founder Shares were issued to Sponsor in exchange for the payment of $25,000 of certain offering costs on behalf of the Company, or approximately $0.002 per share. In October 2020, the Sponsor transferred 50,000 Founder Shares to each of the two independent director nominees at their original purchase price. In November 2020, the Sponsor returned to the Company at no cost an aggregate of 4,312,500 Founder Shares, which the Company cancelled. Also in November, 2020, the Company effected a stock dividend on the Class B common stock (which receipt of such dividends was waived by the independent director nominees), resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding.

The Company cancelled 1,187,759 shares of Class B common stock upon Closing of the Business Combination in connection with the redemption of 19,227,063 shares of Class A common stock issued in the Initial Public Offering, and the remaining 7,437,241 shares of Class B common stock were automatically converted into Class A common stock at the Business Combination on a one-for-one basis. At September 30, 2022 and December 31, 2021, there were no shares of Class B common stock issued and outstanding.

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

Class C Common Stock — The Company is authorized to issue 65,000,000 shares of Class C common stock with a par value of $0.0001 per share (“Class C Common Stock”). At September 30, 2022 and December 31, 2021, there were 47,595,455 and 47,595,455 shares of Class C Common Stock issued and outstanding, respectively. Each Class C share, along with one Class EX Unit, can be exchanged for one Class A Share, subject to certain limitations. Upon exchange, Sunlight redeems and cancels the Class C Common Stock and Sunlight Financial LLC redeems and cancels the Class EX Unit. Class C shares have no dividend or liquidation rights, but do have voting rights on a pari passu basis with the Class A Shares.

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

Warrants — At September 30, 2022, Sunlight has authorized Class A Shares to cover the exercise of the following outstanding warrants on its equity:

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

Share Repurchase Program — On May 16, 2022, Sunlight’s Board of Directors authorized a share repurchase program pursuant to which Sunlight may repurchase up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization. Under the share repurchase program, Sunlight may purchase common stock in open market transactions, block, or privately-negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act or by any combination of such methods, in each case subject to compliance with all SEC rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, debt covenant restrictions, general business conditions, the market price of Sunlight’s stock, self-imposed trading blackout periods, and the availability of alternative investment opportunities. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time. In September 2022, the Company suspended share repurchases under the program to preserve liquidity in the current environment. The table below sets forth the Class A common shares that Sunlight has repurchased:

	Successor		Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	For the Nine Months Ended September 30, 2022	For the Period January 1, 2021 to July 9, 2021
Amount paid	$8,448	$—	$—	$10,452	$—
Common Class A shares repurchased	2,591,027	—	—	3,036,259	—
Price paid per common Class A share	$3.26	n.a.	n.a.	$3.44	n.a.

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

Subordinated Units — Prior to the Business Combination, the Class B Units were a class of equity units subordinate to Class A Units with regard to liquidation, and Sunlight’s payment of the preferred return to the Class A Units, in Class A PIK Units, diluted Class B Units’ interests in Sunlight’s equity. No Class B Units were issued, redeemed, or cancelled during the period January 1, 2021 through July 9, 2021. At the Closing of the Business Combination, holders of Class B Units exchanged their Class B Units for cash and Class EX Units.

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

The Sunlight Financial LLC portion of noncontrolling interests is computed as follows:

	Successor
	For the Three Months Ended September 30,	For the Period July 10, 2021 to September 30, 2021	For the Nine Months Ended September 30,
	2022		2022
Sunlight Financial LLC net income (loss) before income taxes	$(422,434)	$(26,115)	$(442,692)
Sunlight Financial LLC as a percent of total(a)	35.7%	34.9%	35.3%
Sunlight Financial LLC net income (loss) attributable to the Class EX unitholders	$(151,389)	$(9,108)	$(158,478)
a.Represents the weighted average percentage of total Sunlight shareholders' net income (loss) in Sunlight Financial LLC attributable to the Class EX unitholders.

The following discloses the effects of changes in Sunlight's ownership interest in Sunlight Financial LLC on Sunlight's equity:

	Successor
	For the Three Months Ended September 30,	For the Period July 10, 2021 to September 30, 2021	For the Nine Months Ended September 30,
	2022		2022
Transfers (to) from noncontrolling interests:
Decrease in Sunlight's shareholders' equity for the delivery of Class EX Units primarily in connection with vested provisionally-vested Class EX Units	$(540)	$—	$(2,048)
Dilution impact of equity transactions	(540)	—	(2,048)
Net income (loss) attributable to Class A shareholders	(264,064)	(11,323)	(273,922)
Change from transfers (to) from noncontrolling interests and from net income (loss) attributable to Class A shareholders	$(264,604)	$(11,323)	$(275,970)

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

Sunlight has granted the following outstanding awards (“Compensation Awards”) to certain employees and members of Sunlight’s Board at September 30, 2022:

	Service (in Years)(b)
Award Class(a)	Minimum	Maximum	Awards(c)
Provisionally-Vested Class A Shares	1.9	3.6	194,427
Provisionally-Vested Class EX Units	1.9	1.9	309,180
Director RSUs	1.0	1.0	200,228
Employee RSUs(d)	3.0	4.0	3,230,882
			3,934,717
a.All awards subject solely to time-based vesting.
b.At time of grant.
c.Net of fully vested and forfeited awards.
d.Additionally, Sunlight granted $3.7 million of RSU awards that were outstanding at September 30, 2022 for which Sunlight accounts as liabilities and which vest over a period of 4 years from the date of grant. Sunlight will determine the number of awards granted based upon the traded price of its Class A Shares during 2022.

Compensation Unit Activities — Activities related to Sunlight’s equity-based compensation were as follows:

Successor

	Provisionally-Vested				RSUs
	Class A Shares		Class EX Units		Directors		Employees(a)
	Per Share	Shares	Per Unit	Units	Per Unit	Units	Per Unit	Units
December 31, 2021 (Successor)	$9.46	337,193	$9.46	974,447	$9.46	75,000	$8.97	2,136,129
Issued	—	—	5.04	70,991	4.37	200,228	3.61	2,010,907
Vested	9.46	(111,851)	8.91	(573,329)	9.46	(75,000)	9.46	(424,997)
Forfeited or Cancelled	9.46	(30,915)	9.46	(162,929)	—	—	7.52	(491,157)
September 30, 2022 (Successor)	9.46	194,427	9.46	309,180	4.37	200,228	5.63	3,230,882
a.During the nine months ended September 30, 2022, Sunlight also granted $12.3 million of RSU awards classified as liabilities, of which $1.6 million was forfeited and $7.4 million was reclassified as equity.

Predecessor

	Class C		LTIP
	Per Unit	Units	Per Unit	Units
December 31, 2020 (Predecessor)	$14.51	234,403	$20.06	71,060
Converted to Class C-1 Units	16.19	(181)	18.96	(377)
Converted to Class C-2 Units	11.12	(1,513)	15.64	(1,285)
July 9, 2021 (Predecessor)	14.53	232,709	20.14	69,398

Unrecognized Compensation Expense — At September 30, 2022, Sunlight has not yet recognized compensation expense for the following awards, all of which are subject solely to time-based service vesting conditions:

Type(a)	Weighted Average Recognition Period	Awards	Amount
Provisionally-Vested Class A Shares	0.8 years	194,427	$1,839
Provisionally-Vested Class EX Units	0.4 years	309,180	3,795
Director RSUs	0.3 years	200,228	775
Employee RSUs	1.5 years	3,230,882	15,351
		3,934,717	$21,760
a.In addition to the above, Sunlight has not yet recognized $0.1 million of compensation expense associated with employee subscriptions under Sunlight’s ESPP with a weighted-average recognition period of 0.2 years as well as $3.7 million of compensation expense associated with RSUs classified as liabilities with a weighted-average recognition period of 2 years.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Successor
	For the Three Months Ended September 30,	For the Period July 10, 2021 to September 30, 2021	For the Nine Months Ended September 30,
	2022		2022
Net Income (Loss) Per Class A Shareholders, Basic
Net income (loss) available to Class A shareholders	$(262,719)	$(11,216)	$(273,811)
Total weighted average shares outstanding	83,049,291	84,833,808	84,157,718
Net Income (Loss) Per Class A Shareholders, Basic	$(3.16)	$(0.13)	$(3.25)

Net Income (Loss) Per Class A Shareholders, Diluted
Net income (loss) available to Class A shareholders	$(262,719)	$(20,140)	$(273,811)
Total weighted average shares outstanding	83,049,291	131,088,438	84,157,718
Net Income (Loss) Per Class A Shareholders, Diluted	$(3.16)	$(0.15)	$(3.25)

Net income (loss) available to Class A shareholders
Net Income (Loss)	$(415,453)	$(20,431)	$(432,400)
Noncontrolling interests in loss of consolidated subsidiaries	151,389	9,108	158,478
Other weighting adjustments	1,345	107	111
Net Income (Loss) Attributable to Class A Shareholders	(262,719)	$(11,216)	(273,811)
Noncontrolling interests in income (loss) of Sunlight Financial LLC, net of assumed corporate income taxes at enacted rates, attributable to Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	—	(8,924)	—
Net income (loss) available to Class A shareholders, diluted	$(262,719)	$(20,140)	$(273,811)

Weighted Average Units Outstanding
Class A shares outstanding	83,049,291	84,833,808	84,157,718
Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	—	46,254,630	—
Incremental Class A Shares attributable to dilutive effect of warrants(b)	—	—	—
Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(c)	—	—	—
Total weighted average shares outstanding, diluted	83,049,291	131,088,438	84,157,718
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
b.Sunlight uses the treasury stock method to determine the dilutive effect, if any, of warrants exercisable in Sunlight’s Class A Shares. Such warrants were out-of-the-money during the nine months ended September 30, 2022.
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

The following table summarizes the weighted-average potential common shares excluded from diluted income (loss) per common share as their effect would be anti-dilutive:

	Successor
	For the Three Months Ended September 30,	For the Period July 10, 2021 to September 30, 2021	For the Nine Months Ended September 30,
Common Shares From	2022		2022
Class EX Units	46,976,713	—	46,803,950
Warrants(a)	27,150,000	27,150,000	27,150,000
Other warrants	627,780	627,780	627,780
Unvested Class EX Units	618,742	1,340,825	791,505
RSUs(b)	2,372,747	1,849,355	2,129,222
ESPP(c)	38,661	—	107,716
	77,784,643	30,967,960	77,610,173
a.Includes Public Warrants and Private Placement Warrants.
b.Includes RSUs awards to directors and employees.
c.Class A Shares deliverable to employees in satisfaction of subscriptions under Sunlight’s ESPP.

There were no dividends declared for Sunlight’s Class A common stock during the three months and nine months ended September 30, 2022.

Note 7. Fair Value Measurement

The carrying values and fair values of Sunlight’s assets and liabilities recorded at fair value on a recurring or non-recurring basis, as well as other financial instruments for which fair value is disclosed, at September 30, 2022 and December 31, 2021 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
September 30, 2022 (Successor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	$3,817	$3,332	$—	$—	$3,160	$3,160
Loans, held-for-investment	278	249	—	—	220	220
Cash and cash equivalents	70,569	70,569	70,569	—	—	70,569
Restricted cash	1,228	1,228	1,228	—	—	1,228
Contract derivatives	39,793	462	—	—	462	462

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	3,691	—	—	3,691	3,691
Contract derivatives	82,251	1,298			1,298	1,298
Guarantee obligation	n.a.	2,299	—	—	2,299	2,299

December 31, 2021 (Successor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	4,584	4,051	—	—	4,260	4,260
Loans, held-for-investment	291	262	—	—	250	250
Cash and cash equivalents	91,882	91,882	91,882	—	—	91,882
Restricted cash	2,018	2,018	2,018	—	—	2,018
Contract derivatives	76,770	1,411	—	—	1,411	1,411

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	19,007	—	—	19,007	19,007
Guarantee obligation	n.a.	418	—	—	418	418

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

Sunlight’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Assets	Liabilities
	Contract Derivatives	Contract Derivatives	Warrants
December 31, 2021 (Successor)	$1,411	$—	$19,007
Transfers(a)
Transfers to Level 3	—	—	—
Transfers from Level 3	—	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	—	(15,316)
Included in change in fair value of contract derivatives, net	(949)	1,298	—
Included in realized gains on contract derivatives, net	257	3,429	—
Payments, net	(257)	(3,429)	—
September 30, 2022 (Successor)	$462	$1,298	$3,691

December 31, 2020 (Predecessor)	$1,435	$—	$5,643
Transfers(a)
Transfers to Level 3	—	—	41,591
Transfers from Level 3	—	—	(11,148)
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	—	5,504
Included in change in fair value of contract derivatives, net	(662)	—	—
Included in realized gains on contract derivatives, net	2,992	—	—
Payments, net	(2,992)	—	—
July 9, 2021 (Predecessor)	773	—	41,590
Transfers(a)
Transfers to Level 3	—	—	—
Transfers from Level 3	—	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	—	(10,116)
Included in change in fair value of contract derivatives, net	489	—	—
Included in realized gains on contract derivatives, net	1,377	—	—
Payments, net	(1,377)	—	—
September 30, 2021 (Successor)	$1,262	$—	$31,474
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

Contract Derivative Valuation — Fair value estimates of Sunlight's contract derivatives are based on an internal pricing model that uses a discounted cash flow valuation technique, incorporates significant unobservable inputs, and includes assumptions that are inherently subjective and imprecise. Significant inputs used in the valuation of Sunlight’s contract derivatives include:

Contract Derivative	Significant Inputs
1	Inputs include expected cash flows from the financing and sale of applicable Indirect Channel Loans and discount rates that market participants would expect for the Indirect Channel Loans. Significant increases (decreases) in the discount rates in isolation would result in a significantly lower (higher) fair value measurement.
2	Inputs include expected prepayment rate of applicable Indirect Channel Loans sold to the Indirect Channel Loan Purchaser. Significant increases (decreases) in the expected prepayment rate in isolation would result in a significantly higher (lower) fair value measurement.

The following significant assumptions were used to value Sunlight’s contract derivative:

	Successor
	September 30, 2022	December 31, 2021
Contract Derivative 1
Discount rate	11.7%	10.0%
Weighted average life (in years)	0.1	0.2
Contract Derivative 2
Expected prepayment rate	75.0%	75.0%

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

Successor
Assumption	September 30, 2022
Class A common share value per share(a)	$1.24
Implied volatility(a)	79.2%
Dividend yield(b)	—%
Time to expiry (in years)(a)	3.8
Risk free rate(a)	4.1%
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

Goodwill — In connection with Sunlight’s goodwill assessment (Note 2), the Company valued its single reporting unit using an equal-weighted valuation methodology, which incorporated (a) an income approach using a discounted cash flow analysis and (b) a market approach using publicly-traded companies similar to Sunlight.

Note 8. Taxes

Sunlight calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The income tax benefit was $11.4 million for the nine months ended September 30, 2022. Sunlight Financial LLC, Sunlight’s accounting predecessor, is a limited liability company not subject to income taxes. Sunlight’s effective tax rate was 2.6% for the nine months ended September 30, 2022. The difference between Sunlight’s statutory and effective tax rate is primarily due to the permanent adjustments for goodwill impairment of $52.2 million, changes in the value of warrant liabilities of $2.1 million and noncontrolling interest in subsidiaries of $34.7 million.

Sunlight recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in Sunlight's Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the total amount of gross interest and penalties accrued was $0.1 million and $0.0 million, respectively, which is classified as other liabilities in the Unaudited Condensed Consolidated Balance Sheets, and Sunlight did not have any material uncertain tax positions. Any uncertain tax position taken by any of the Class EX unitholders is not an uncertain tax position of Sunlight Financial LLC.

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

Administrative Support Agreement — Commencing on the date the IPO Units were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative support. The Company paid the Sponsor $60,000 for such services during the period of January 1, 2021 through July 9, 2021. Upon closing of the Business Combination, the Administrative Support Agreement was terminated.

FTV Management V, LLC (“FTV”) — In May 2018, Sunlight entered into a management agreement with FTV. Under the terms of the agreement, FTV provided strategic financial services to Sunlight in exchange for a management fee of $50,000 per calendar quarter. This management agreement terminated upon closing of the Business Combination.

Hudson SL Portfolio Holdings LLC (“HSPH”) — In February 2018, Sunlight entered into an administrative services agreement with HSPH, indirectly owned by members of Sunlight and SL Investor III LLC, where Sunlight agreed to provide certain services to Solar Loan Management LLC, an affiliate of Hudson Sustainable Investment Management, LLC and HSPH. These services generally include special servicing administration, ongoing accounting work, all calculations related to the purchase and financing of certain Loans under the forward flow agreement and the senior financing, and other services that would be expected of the sponsor of a securitized pool of loans. During the three months ended September 30, 2021, Sunlight was paid $0.0 million for such services. During the nine months ended September 30, 2021, Sunlight was paid $0.1 million for such services. Upon departure of the former member of Sunlight’s board of directors upon closing of the Business Combination, Sunlight no longer considers HSPH a related party.

Tiger Infrastructure Partners (“Tiger”) — In September 2015, Sunlight entered into a management agreement with Tiger. Under the terms of the agreement, Sunlight pays Tiger a management fee of $50,000 per calendar quarter for strategic financial services provided by Tiger to Sunlight. In addition to the management fee, Sunlight reimbursed $0.0 million during the three months ended September 30, 2021. In addition to the management fee, Sunlight reimbursed $0.0 million during the nine months ended September 30, 2021. This management agreement terminated upon closing of the Business Combination.

Financing Program Agreement — In May 2018, Sunlight entered into a financing program agreement with Lumina Solar, Inc. (“Lumina”), pursuant to which Sunlight facilitates financing for consumers that purchase residential solar energy power systems from Lumina. A former member of Sunlight’s board of directors and a former officer of Sunlight are stockholders of, and actively involved in the management of, Lumina. Sunlight received approximately $0.2 million in revenue for the nine months ended September 30, 2021. Upon departure of the former member of Sunlight’s board of directors upon closing of the Business Combination, Sunlight no longer considers Lumina a related party.

Estimated Tax Distributions — Sunlight Financial LLC distributes cash to its unitholders using allocations of estimated taxable income it expects to generate. As Sunlight revises its estimate of taxable income or loss, the allocation of taxable income to its unitholders may change, resulting in amounts due to, or from, certain unitholders. As of September 30, 2022, Sunlight Financial LLC no longer expects to generate taxable income during the current tax year and expects to use tax distributions already declared during the current tax year to offset future estimated tax liability distributions, if any. Consequently, Sunlight Financial LLC did not declare any distributions during the three months ended September 30, 2022. Sunlight Financial LLC did not declare any distributions for the three or nine months ended September 30, 2021. Sunlight paid estimated tax distributions of $1.2 million and $7.5 million during the nine months ended September 30, 2022 and 2021, respectively.

Note 10. Commitments and Contingencies

Sunlight was subject to the following commitments and contingencies at September 30, 2022.

Litigation — Sunlight may be involved in various claims and legal actions arising in the ordinary course of business. Sunlight establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

At September 30, 2022, Sunlight was not involved in any material legal proceedings regarding claims or legal actions against Sunlight.

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

Advances — Sunlight provides a contractually agreed upon percentage of cash to a contractor related to a Loan that has not yet been funded by either a Direct Channel Partner or its Bank Partner as well as amounts funded to contractors in anticipation of loan funding. At September 30, 2022, Sunlight has committed to advance up to $272.5 million for unfunded, approved Loans submitted by eligible contractors and other contingently committed amounts, of which $64.1 million of outstanding advances are included in “Advances” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with contractors, Direct Channel Partners, and Bank Partner, the funding source periodically remits to Sunlight the cash related to Loans it has originated. Sunlight has committed to funding such amounts to the relevant contractor when certain milestones have been reached relating to the installation of residential solar system, or other home improvement equipment, underlying the consumer receivable. Any amounts retained by Sunlight in anticipation of an installation milestone being reached are included in “Funding Commitments” in the accompanying Unaudited Condensed Consolidated Balance Sheets, totaling $21.4 million at September 30, 2022.

Loan Guarantees — Sunlight is required to guarantee the performance of certain Indirect Channel Loans, which it is required to repurchase in the event Sunlight is unable to facilitate the sale of such loans, and certain Direct Channel Loans. Upon repurchase, Sunlight may attempt to recover any contractual amounts owed by the borrower or from the contractor (in the event of a contractor’s nonperformance). Sunlight repurchased and wrote off 19, 9, and 0 loans, totaling $0.4 million, $0.2 million, and $0.0 million, for the three months ended September 30, 2022 and the periods from July 10, 2021 through September 30, 2021 and July 1, 2021 through July 9, 2021, respectively, as well as 70 and 60 loans, totaling $1.5 million and $1.3 million, for the nine months ended September 30, 2022 and the period from January 1, 2021 through July 9, 2021, respectively, associated with these guarantees. At September 30, 2022, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $274.9 million, and Sunlight recorded a $1.1 million liability presented within “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets. At September 30, 2022, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s Bank Partner and certain Direct Channel Partners that were delinquent more than 90 days was $0.5 million.

Additionally, Sunlight may be required to repurchase solar loans from Indirect Channel Loan Purchasers, or refund platform fees to Direct Channel Partners, when contractors do not complete solar installations within a certain period of time. Generally, solar contractors are responsible to return loan proceeds they receive for such Loans. At September 30, 2022, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $49.2 million, and Sunlight recorded a $1.2 million liability presented within “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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

Sunlight Rewards™ Program — Sunlight Rewards™ allows salespeople to earn points for selling Sunlight-facilitated loans. These individuals can gain “status” for their own overall loyalty, track their points, and choose to redeem points for quality awards. If all points earned under the Sunlight Rewards™ Program were redeemed at September 30, 2022, Sunlight would be obligated to pay $4.2 million, and Sunlight recorded a liability of $2.6 million.

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

	Successor
	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2022
Lease cost
Operating	$536	$1,604
	$536	$1,604

Other information
Operating leases
Operating cash flows	$485	$1,248

		Successor
		September 30, 2022
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases		7,367
Weighted-average remaining lease term (in years)
Operating leases		6.4
Weighted-average discount rate
Operating leases		7.2%

At September 30, 2022, the approximate aggregate annual minimum future lease payments required on the operating leases are as follows:

October 1, through December 31, 2022	$488
2023	1,909
2024	1,553
2025	1,672
2026	1,790
Thereafter	4,856
Total future minimum lease payments	12,268
Less: imputed interest	(5,019)
Present value of future minimum lease payments	$7,249

During the three and nine months ended September 30, 2022, total lease expense was $0.5 million and $1.6 million, respectively. During the periods from July 10, 2021 through September 30, 2021, July 1, 2021 through July 9, 2021, and January 1, 2021 through July 9, 2021, total lease expense was $0.4 million, $0.0 million and $0.9 million, respectively, which Sunlight paid in full.

Note 11. Subsequent Events

The following events occurred subsequent to September 30, 2022 through the issuance date of these Unaudited Condensed Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

Unit Exchange

In October 2022, holders of 308,085 Class EX units of Sunlight Financial LLC exchanged their Class EX units, along with a corresponding number of Class C shares of the Company, for 308,085 Class A shares of the Company at $1.25 per Class A share.

Strategic Alternatives

Sunlight is currently considering a range of strategic alternatives that may be available to Sunlight to maximize stakeholder value, including but not limited to financings, strategic alliances, or a possible business combination or sale of the business. Sunlight has engaged a financial advisory firm to help explore available strategic alternatives.

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

Our ability to implement our business strategy is subject to numerous risks, as more fully described under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, which amends and restates the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, respectively. These risks include, among others:Sunlight is currently considering a range of strategic alternatives in order to maximize stakeholder value; the failure to consummate a suitable strategic alternative could have a material adverse impact on Sunlight’s securities prices, business, financial condition and results of operations.
•Sunlight is currently considering a range of strategic alternatives in order to maximize stakeholder value; the failure to consummate a suitable strategic alternative could have a material adverse impact on Sunlight’s securities prices, business, financial condition and results of operations.
•Sunlight has incurred net losses in the past, and Sunlight may be unable to sustain profitability in the future.
•Worsening economic conditions from a rising rate of inflation, rising interest rates or other potential causes of economic distress could raise Sunlight’s cost of capital and/or reduce or eliminate the ability of Sunlight’s direct or indirect capital providers to continue funding loan volume at historical levels, thereby materially and adversely impacting Sunlight’s business, cash flows, financial condition and results of operations.
•The ongoing COVID-19 pandemic and other health epidemics and outbreaks could adversely affect Sunlight’s business, results of operations and financial condition.
•If Sunlight fails to manage its operations and growth effectively, Sunlight may be unable to execute its business plan, maintain high levels of customer service and support or adequately address competitive challenges.
•If Sunlight is unable to facilitate the sale of loans held on its bank partner’s balance sheet and the bank is unwilling to expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel loans.
•Failure to amend or extend Sunlight’s existing credit facility, which is currently set to expire in April 2023, could have a material adverse effect on Sunlight’s results of operations and financial position.
•Sunlight may in the future expand to new industry verticals outside of the U.S. solar system and home improvement industries, and failure to comply with applicable regulations, accurately predict demand or growth, or build a process valued in those new industries could have an adverse effect on Sunlight’s business.
•To the extent that Sunlight seeks to grow or strengthen its business and competitive position through future acquisitions, or other strategic investments, transactions or alliances, Sunlight may not be able to do so effectively.
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
•The industries that Sunlight operates in are highly competitive and are likely to become more competitive. Additionally, if new entrants join these markets who have ready access to cheaper capital, competing successfully would become more difficult for Sunlight. Sunlight’s inability to compete successfully or maintain or improve Sunlight’s market share and margins could adversely affect its business.
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
•Sunlight’s capital advance program exposes it to potential losses in the event that a contractor fails to fully perform under its agreements with Sunlight or becomes insolvent prior to completion of the underlying installation or construction, which losses could have an adverse impact on Sunlight’s business, results of operations and financial condition.
•If contractors fail to fulfill their obligations to consumers or fail to comply with applicable law, Sunlight may incur remediation costs.
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
•Sunlight cannot guarantee that it will repurchase its common stock pursuant to Sunlight’s share repurchase program or that Sunlight’s share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of Sunlight’s common stock and could diminish Sunlight’s cash reserves.
•If assumptions or estimates Sunlight uses in preparing its financial statements are incorrect or are required to change, Sunlight’s reported results of operations, liquidity and financial condition may be adversely affected.

Business Overview

Sunlight Financial Holdings Inc. (“Sunlight”) is a business-to-business-to-consumer, technology-enabled point-of-sale (“POS”) financing platform that provides residential solar and home improvement contractors the ability to offer seamless POS financing to their customers when purchasing residential solar systems or other home improvements. The resulting loans are funded by Sunlight’s network of capital providers who, by partnering with Sunlight, gain access to a difficult-to-reach loan market, best-in-class consumer credit underwriting, and attractive risk adjusted returns. These loans are facilitated by Sunlight’s proprietary technology platform, Orange® (“Orange®” or the “Platform”), through which Sunlight offers instant credit decisions to homeowners nationwide at the POS on behalf of Sunlight’s various capital providers. Since Sunlight’s founding in 2014 through September 30, 2022, Sunlight has facilitated over $8.2 billion of loans through the Platform in partnership with its contractor relationships.

Sunlight’s success is fueled by its strong and intentional culture based on core values such as honesty, fairness, and scrappiness. Sunlight’s culture encourages Sunlight teammates to work collaboratively with Sunlight’s contractor and capital provider partners, and the consumers they serve, to find the right result to business challenges and to deliver white-glove service. Also core to Sunlight’s values is a passion for Sunlight’s business and the societal benefits that the business funds. To date, Sunlight has facilitated loans to more than 205,640 homeowners who, as a result, have had the opportunity to save money on their utility bills and choose renewable energy over carbon-producing traditional sources of power. As of September 30, 2022, residential solar systems and energy-efficient home improvement products, facilitated through Sunlight financings since May 2016, have prevented the emission of an estimated 35.2 million metric tons of carbon dioxide into the atmosphere. Sunlight has also executed the United Nations Climate Neutral Now Pledge, and its business was certified as carbon neutral for its fiscal year ending December 31, 2021. Sunlight will continue to pursue certification for carbon neutrality in the future.

Sunlight’s core business is facilitating loans made by Sunlight’s various capital providers to the consumer customers of residential solar contractors. Sales of Sunlight-facilitated loan products are made by contractors in the context of selling residential solar systems to consumers, allowing homeowners to go solar with no money down, and in most cases, immediately saving money on their utility bills and often saving a significant amount of money over the life of their solar system. While only approximately 20% of residential solar system sales were financed with solar loans in 2015, an estimated 70% of residential solar loan sales were financed with solar loans in 2021. Solar loans made to finance residential solar systems through Sunlight’s Platform are made exclusively to homeowners. Sunlight believes that homeowners generally have better credit characteristics than other consumer groups. As of September 30, 2022, the average FICO score of all solar borrowers financed through Sunlight’s Platform is 748. Both the generally strong credit profile of solar loan borrowers and attractive risk-adjusted returns on solar loans to capital providers have enabled Sunlight to build a diversified network of capital providers to fund the solar loans facilitated by Sunlight’s Platform.

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

For the periods prior to the Business Combination, Sunlight presents the results of operations for Sunlight Financial LLC and its consolidated subsidiary (the “Predecessor”), which does not include the results of operations for Spartan. For the periods after the Business Combination, Sunlight presents the results of operations for Sunlight Financial Holdings Inc. and its consolidated subsidiaries, including Sunlight Financial LLC (the “Successor”). The three and nine months ended September 30, 2022 includes the results of operations for the Successor. The three months ended September 30, 2021 (the “Combined Quarterly Period”) includes the results of operations for the Successor during the period of July 10, 2021 through September 30, 2021 (the “Successor Period”) and the results of operations for the Predecessor during the period July 1, 2021 through July 9, 2021 (the “Predecessor Quarterly Period”). Similarly, the nine months ended September 30, 2021 (the “Combined Year-to-Date Period”) includes the results of operations for the Successor during the Successor Period and the results of operation for the Predecessor during the period January 1, 2021 through July 9, 2021 (the “Predecessor Year-to-Date Period”).

Recent Developments and Outlook

•Installer Insolvency. As previously announced on September 23, 2022, one of Sunlight’s largest contractors became insolvent; as a result, the Company determined it would be unable to collect all amounts advanced to it as part of Sunlight’s contractor advance program and took a non-cash charge of $32.4 million on such advances. Sunlight has re-underwritten all other contractors in this program and has taken actions to further reduce its exposure to counterparty risk.

•Goodwill Impairment. In September 2022, Sunlight recorded a goodwill impairment charge of $384.4 million primarily due to changes in the macro-economic environment, such as interest rate volatility, impacting the financial and market performance of Sunlight and it peers.

•Impact of Rapid and Significant Increase in Interest Rates. During the second and third quarters of 2022, interest rates have increased rapidly and significantly. The macro-economic impact of these significant interest rate increases will have a material impact on Sunlight’s business, profitability and cash-flow in the near term until the significant pricing increases Sunlight has implemented over the past several months take effect. First, these rapid interest rate increases have resulted in a significant shift in reliance from Sunlight’s Direct Channels to its Indirect Channel, which is less profitable and creates additional risk of changing rates between the time that the underlying Indirect Channel loan is processed at a lower interest rate to a later time when Sunlight is able to monetize Indirect Channel loans after interest rates have increased. As a result, Sunlight expects to incur significant losses relating to its current portfolio of Indirect Channel loans because of this interest rate gap. In response to rapidly rising interest rates, Sunlight implemented several increases in dealer fees charged to contractors during the third quarter of 2022, for which Sunlight expects to facilitate platform fee loans that reflect those dealer fee increases starting in the fourth quarter of 2022.

•Board Initiates Review of Strategic Alternatives. Sunlight is currently considering a range of strategic alternatives that may be available to Sunlight to maximize stakeholder value, including but not limited to financings, strategic alliances, or a possible business combination or sale of the business. Sunlight has engaged a financial advisory firm to help explore available strategic alternatives. Sunlight will only make further public comments once the Board has approved a specific transaction or otherwise concludes its review. While the results of the Strategic Alternatives review cannot be estimated until the review is completed, which is expected in 2023, implementation of recommendations resulting from such review could have a material impact on Sunlight’s future results of operations, financial condition and/or cash flows.

•Share Repurchase Program. On May 16, 2022, Sunlight’s Board of Directors authorized a share repurchase program pursuant to which Sunlight may repurchase up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization. Sunlight repurchased and cancelled 3,036,259 Class A shares at an average price per share of $3.44 for a total of $10.5 million as of September 30, 2022. The Company has suspended share repurchases in order to hold excess cash on the balance sheet and maintain working capital flexibility but may resume repurchases in the future as determined by the Board of Directors.

•Partnership Unit Exchange. In October 2022, holders of 308,085 Class EX units of Sunlight Financial LLC exchanged their Class EX units, along with a corresponding number of Class C shares of the Company, for 308,085 Class A shares of the Company at $1.25 per Class A share.

Executive Overview

Sunlight’s revenue is primarily attributable to platform fees earned by Sunlight for facilitating the origination of solar and home improvement loans by its capital providers. Sunlight believes that revenue, and resulting Adjusted EBITDA, will increase over the long term as the solar and home improvement markets grow organically, as Sunlight adds solar and home improvement contractors to its network, and as Sunlight continues to expand its relationship with its existing contractor partners.

The Three Months Ended September 30, 2022 Compared to the Combined Quarterly Period

•Sunlight facilitated the origination of $834.7 million of loans during the three months ended September 30, 2022, representing an increase of 30.5% from $639.5 million of loans during the Combined Quarterly Period.
•Revenue was $33.3 million for the three months ended September 30, 2022, representing an increase of 16.3% from $28.6 million for the Combined Quarterly Period.
•Net loss was $415.5 million for the three months ended September 30, 2022, which includes a goodwill impairment charge of $384.4 million and a $32.4 million write-off of advances made to a contractor, compared with net loss of $22.2 million for the Combined Quarterly Period.
•Adjusted Net Loss was $26.3 million for the three months ended September 30, 2022, representing a decrease of 173.1% from Adjusted Net Income of $9.6 million for the Combined Quarterly Period.
•Adjusted EBITDA was $(27.0) million for the three months ended September 30, 2022, compared with $11.4 million for the Combined Quarterly Period.

The Nine Months Ended September 30, 2022 Compared to the Combined Year-to-Date Period

•Sunlight facilitated the origination of $2.1 billion of loans during the nine months ended September 30, 2022, representing an increase of 13.6% from $1.9 billion of loans during the Combined Year-to-Date Period.
•Revenue was $91.1 million for the nine months ended September 30, 2022, representing an increase of 14.5% from $79.6 million for the Combined Year-to-Date Period.
•Net loss was $432.4 million for the nine months ended September 30, 2022, which includes a goodwill impairment charge of $384.4 million and a $32.4 million write-off of advances made to a contractor, compared with $14.3 million for the Combined Year-to-Date Period.
•Adjusted Net Loss was $19.1 million for the nine months ended September 30, 2022, compared with Adjusted Net Income of $9.0 million for the Combined Year-to-Date Period.
•Adjusted EBITDA was $(12.4) million for the nine months ended September 30, 2022, compared with $34.4 million for the Combined Year-to-Date Period.

As discussed more fully in “—Results of Operations,” Sunlight’s Net Income (Loss), Adjusted Net Income (Loss), and Adjusted EBITDA for the three and nine months ended September 30, 2022 includes the effects from the Business Combination and is presented on a basis different than those measures for the Combined Quarterly Period and Combined Year-to-Date Period.

Adjusted EBITDA

Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable GAAP measure, is included in “—Non-GAAP Financial Measures.” The following charts depict Adjusted EBITDA and other key performance measures for the three and nine months ended September 30, 2022 and the Combined Quarterly Period and Combined Year-to-Date Period (USD in thousands):
a.Includes the results of operations for the Combined Quarterly Period and Combined Year-to-Date Period. Refer to “—Key Performance Measures” and “—Results of Operations” for amounts related to those periods.

Highlights

In the third quarter of 2022, Sunlight continued to experience strong loan growth including:

•Quarterly funded loan volume at a record high of $834.7 million
•Average solar loan balance at a record-high of $45,750
•Quarterly record of 22,470 borrowers served
•Substantial price increases to improve margins and asset yields by over 300bps as installations are completed and loans are funded

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

The following table sets forth key performance measures for the three and nine months ended September 30, 2022 and the Combined Quarterly Period and Combined Year-to-Date Period (USD in thousands, except percentages):

	Successor(a)		Predecessor			Successor(a)	Predecessor
	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	Combined Quarterly Period	Percentage Change(b)	For the Nine Months Ended September 30, 2022	For the Period January 1, 2021 to July 9, 2021	Combined Year-to-Date Period	Percentage Change(c)
Funded Loans(d)	$834,735	$577,197	$62,268	$639,465	30.5%	$2,143,918	$1,309,504	$1,886,701	13.6%
Direct Channel Funded Loans	570,289	425,953	44,693	470,646	21.2	1,471,638	1,048,232	1,474,185	(0.2)
Indirect Channel Funded Loans	264,446	151,244	17,575	168,819	56.6	672,280	261,272	412,516	63.0
Platform Fee Loans(e)	612,240	591,715	44,693	636,408	(3.8)	1,836,238	1,318,644	1,910,359	(3.9)
Direct Channel Platform Fee Loans	570,289	425,953	44,693	470,646	21.2	1,471,638	1,048,232	1,474,185	(0.2)
Indirect Channel Platform Fee Loans	41,951	165,762	—	165,762	(74.7)	364,600	270,412	436,174	(16.4)
Revenue	33,265	26,520	2,074	28,594	16.3	91,086	53,064	79,584	14.5
Net Income (Loss)	(415,453)	(20,431)	(1,772)	(22,203)	1,771.2	(432,400)	6,131	(14,300)	2,923.8
Adjusted Net Income (Loss)	(26,251)	(9,685)	73	(9,612)	173.1	(19,115)	18,689	9,004	n.m.
Adjusted EBITDA	(26,999)	11,096	276	11,372	n.m.	(12,404)	23,260	34,356	n.m.
a.Funded Loans, Platform Fee Loans, and Revenues were not materially impacted by the Business Combination for the nine months ended September 30, 2022. Refer to “—Results of Operations” for a discussion of the effects of the Business Combination on Net Income (Loss), Adjusted Net Income (Loss), and Adjusted EBITDA.
b.Change represents the three months ended September 30, 2022 compared to the Combined Quarterly Period.
c.Change represents the nine months ended September 30, 2022 compared to the Combined Year-to-Date Period.
d.Sunlight facilitated home improvement loans of $135.4 million, $57.0 million, and $5.7 million that were funded during the three months ended September 30, 2022 and the periods from July 10, 2021 through September 30, 2021, July 1, 2021 through July 9, 2021, respectively, and $324.1 million and $81.2 million during the nine months ended September 30, 2022 and the period from January 1, 2021 through July 9, 2021, respectively.
e.Sunlight facilitated home improvement platform fee loans of $72.7 million, $50.7 million, and $0.0 million that were funded during the three months ended September 30, 2022 and the periods from July 10, 2021 through September 30, 2021, and July 1, 2021 through July 9, 2021, respectively, and $259.2 million, and $102.0 million during the nine months ended September 30, 2022 and the period from January 1, 2021 through July 9, 2021, respectively.

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

The contracts under which Sunlight (a) arranges loans for the purchase and installation of home improvements other than residential solar energy systems and (b) earns income from the prepayment of certain of those Loans sold to an Indirect Channel Loan Purchaser are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight records realized gains or losses on the derivatives within “Realized Gains (Losses) on Contract Derivatives, Net.”

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

Loan Characteristics

The following table sets forth the average characteristics of loans Sunlight facilitated for the three and nine months ended September 30, 2022 and the Combined Quarterly Period and Combined Year-to-Date Period (USD in thousands, except percentages):

	Successor		Predecessor		Successor	Predecessor
Average Loan Characteristics	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	Combined Quarterly Period	For the Nine Months Ended September 30, 2022	For the Period January 1, 2021 to July 9, 2021	Combined Year-to-Date Period
Solar
Loan Term (in months)	266	234	231	234	256	231	232
Customer Interest Rate	1.9%	2.3%	2.3%	2.3%	1.9%	2.5%	2.5%
Customer FICO Score	753	752	753	752	754	752	752
Loan Balance	$46	$41	$42	$41	$45	$40	$40
Solar Maxx®(a)
Loan Term (in months)	285	n.a.	n.a.	n.a.	285	n.a.	n.a.
Customer Interest Rate	6.1%	n.a.	n.a.	n.a.	6.1%	n.a.	n.a.
Customer FICO Score	627	n.a.	n.a.	n.a.	630	n.a.	n.a.
Loan Balance	$39	n.a.	n.a.	n.a.	$40	n.a.	n.a.
Home Improvement
Loan Term (in months)	115	111	106	110	114	107	109
Customer Interest Rate	10.8%	10.7%	10.3%	10.6%	10.9%	10.2%	10.4%
Customer FICO Score	758	747	753	748	758	754	752
Loan Balance	$18	$16	$16	$16	$17	$16	$16
Home Improvement Maxx®(b)
Loan Term (in months)	108	n.a.	n.a.	n.a.	107	n.a.	n.a.
Customer Interest Rate	18.3%	n.a.	n.a.	n.a.	18.4%	n.a.	n.a.
Customer FICO Score	632	n.a.	n.a.	n.a.	630	n.a.	n.a.
Loan Balance	$10	n.a.	n.a.	n.a.	$10	n.a.	n.a.
a.Solar Maxx® loans represented less than 1.0% of loans facilitated by Sunlight during the nine months ended September 30, 2022.
b.Home Improvement Maxx® loans represented less than 10.0% of loans facilitated by Sunlight during the nine months ended September 30, 2022.

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

Availability of Capital to Fund Loans; Funded Loan Volume

Sunlight’s business model is heavily dependent on connecting its capital providers, who wish to build a portfolio of residential solar or home improvement loans, to the homeowner customers of the contractors in Sunlight’s distribution network, who wish to finance the purchase of residential solar systems or other home improvements. Sunlight earns a platform fee on each solar and home improvement loan facilitated through Orange®. Sunlight’s ability to maintain or increase its funding capacity either by adding additional capital providers or by increasing the commitments of its existing capital providers to fund loans on terms desired by the solar and/or home improvement markets and on terms that are economically favorable to Sunlight is an important factor in Sunlight’s ability to increase funded loan volume, which is in turn a critical factor in Sunlight’s operating results.

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

Sunlight believes that it offers capital providers an attractive value proposition due to its industry-leading consumer credit underwriting, attractive risk-adjusted returns earned by its capital providers relative to other asset classes, the access that Sunlight’s Platform provides to a unique and growing asset class that may reduce volatility in the ability to deploy capital, and the ability to access new customers for very little cost. Sunlight has successfully added capital providers and grown commitments from existing capital providers since inception. As its contractor network has grown, Sunlight has consistently diversified its capital provider base to ensure that it has sufficient capital to fund the demand for Sunlight facilitated loans and that it is able to offer an evolving and competitive mix of loan products to meet contractor and consumer demand. Capital providers have actively participated in this success and Sunlight has experienced minimal capital provider attrition since inception, however, as capital providers experience decreased liquidity as a result of rising funding costs, they have and may in the future reduce or pause the loan volume they fund from Sunlight, and with respect to Sunlight’s Indirect Channel, if Sunlight is unable to facilitate the sale of loans held on its bank partner’s balance sheet, and such bank partner is unwilling to expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel loans. In April 2021, one capital provider provided notice to Sunlight that it had exceeded its internal asset concentration levels for solar loans and terminated their program agreement with Sunlight, and, in July 2022, one capital provider paused the loan volume they fund by Sunlight. However, Sunlight believes that there are many institutions seeking to deploy capital into solar and home improvement loan assets, and will continue to be selective about adding capital provider partners. Sunlight values diversification but will specifically focus on partnering with potential capital providers that can enable Sunlight to meet strategic goals, including access to the most attractive pricing and access to capacity for a growing suite of loan products, among others.

Industry Trends and General Economic Conditions; Cost of Power

Sunlight’s results of operations in the past have been fairly resilient to economic downturns but the rapid rise in interest rates impacted Indirect Channel pricing in the fiscal quarter ended September 30, 2022, and Sunlight’s results of operations may in the future may be impacted by the relative strength or weakness of the overall economy and its effect on unemployment, consumer spending, and consumer demand for solar systems and home improvements. As general economic conditions improve or deteriorate, direct channel capital provider capacity may be negatively impacted, and consumer spending levels and the willingness of consumers to take out loans to finance purchases may impact the Company’s volume flow. Specific economic factors such as interest rate levels, changes in monetary, fiscal and related policies, inflationary pressure, market volatility, consumer confidence, the impact of the COVID-19 pandemic, the Russian invasion of Ukraine, and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.

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

Concentration

Sunlight’s expansive network of residential solar system and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which the Sunlight-facilitated loans made available by Sunlight’s capital providers are sold to the consumer customers of such contractors. Sunlight partners with some of the largest contractors in the United States, which in the aggregate generate a material portion of Sunlight’s funded loan volume through Sunlight’s network of capital providers. However, Sunlight’s contractor network is considerably diversified. In the period from September 30, 2020 to September 30, 2021, the top ten contractors in Sunlight’s network were responsible for selling 45.2% of Sunlight’s funded loan volume, and in the period from September 30, 2021 to September 30, 2022 that percentage decreased to 42.8%. In both of these periods, only one contractor sold loans aggregating more than 10% of Sunlight’s revenue. That contractor was responsible for selling more than 14.5% and 14.0% of Sunlight’s funded loan volume in the period from September 30, 2020 to September 30, 2021 and in the period from September 30, 2021 to September 30, 2022, respectively. While the percentage of Sunlight’s funded loan volume sold by any contractor in Sunlight’s network varies from period to period, there is one contractor, ADT Sunpro f/k/a Marc Jones Construction, L.L.C., that sold 12.7% and 15.0% of Sunlight’s funded loan volume during the three and nine months ended September 30, 2022, respectively, and sold 12.1%, 17.1%, 15.2% of Sunlight’s funded loan volume during the periods from July 10, 2021 through September 30, 2021, July 1, 2021 through July 9, 2021, and January 1, 2021 through July 9, 2021, respectively. In September 2022, one of Sunlight’s largest contractors became insolvent, primarily driven by solar installation challenges that led to the contractor’s liquidity issues, and as a result, the Company determined it would be unable to collect all advanced amounts owed and took a non-cash charge of $32.4 million on such advances. Sunlight believes that its contractor network is sufficiently diversified to continue to grow with the residential solar market, and increase share given market dynamics, but intends to continue selectively adding contractors to the network in order to further diversify and broaden the opportunity to grow the business.

Sunlight has multiple capital providers in both its direct and indirect funding channels, all of which have increased their commitments since partnering with Sunlight, and Sunlight added an additional capital provider in the quarter ended September 30, 2022. Sunlight's largest capital provider in the period from September 30, 2021 to September 30, 2022 has materially increased its commitment since the relationship began in 2015, however, volume flow from this capital provider and others is subject to fluctuating yield requirements that may be impacted by changes in funding costs. The significant portion of funded loan volume attributable to this capital provider results in concentration risk. This capital provider funded 33.7% and 15.6% of Sunlight’s funded loans during the period from September 30, 2020 to September 30, 2021 and during the period from September 30, 2021 to September 30, 2022, respectively. Sunlight cannot guarantee that this capital provider will continue to fund loans facilitated by Sunlight in the same volume or at all beyond its current contractual commitment. This capital provider may reduce the volume commitment in whole or in part upon no less than 90 days’ prior written notice and/or may reduce or pause volume based on yield requirements. As of September 30, 2022, Sunlight’s reliance on its Indirect Channel has increased with $335.4 million in unpaid principal balance of funded loans to be sold on behalf of a capital provider. If Sunlight is unable to facilitate the sale of loans held on such capital provider’s balance sheet, and such capital provider is unwilling to expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel loans. While the rapid rise in interest rates may impact the Company’s indirect channel margins, Sunlight has enacted significant price increases and eliminated certain products to offset such impacts. Sunlight added new capital providers in 2021 and 2022 to reduce its capital provider concentration risk and will continue to do so selectively. Further, Sunlight is in continuous discussions with multiple capital providers on an ongoing basis and, if Sunlight were to receive an advance notice of termination or a request to pause volume flow from the capital provider, Sunlight would seek to develop alternate funding sources to replace this capital provider, although Sunlight cannot guarantee that it would be able to do so at all or on equivalent or favorable terms. This, and any reduction in loan volume due to fluctuating yield requirements could negatively impact Sunlight’s funded loan volume and amount of platform fees that Sunlight earns, and therefore could impact revenue.

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

Platform fees. Platform fee revenue for each loan facilitated via Orange® is generally the difference between the contractor fee that Sunlight charges to the contractors in its network for access to Orange® and the ability to offer financing options to their customers and the capital provider discount charged to Sunlight (cost of capital to Sunlight) for such loan. The platform fee percentage is equal to the dollar amount of such fee divided by the principal balance at origination of such loan. Platform fees are generally earned by Sunlight in the direct channel when the direct channel capital provider funds a particular loan and in the indirect channel when an indirect channel capital provider purchases a particular loan from Sunlight’s intermediary bank partner. The contract between Sunlight and its intermediary bank partner for home improvement loans is considered a derivative for GAAP purposes, whereas the contract between Sunlight and its intermediary bank partner for solar loans is not. For indirect channel home improvement loans, Sunlight records a “realized gain (loss) on contract derivative (net)” in lieu of a platform fee generally when the loans are purchased by Sunlight’s indirect capital provider from Sunlight’s bank partner, and Sunlight is paid. As such, Sunlight excludes from its revenue any platform fee associated with an indirect channel home improvement loan under Sunlight’s related home improvement agreement. Sunlight estimates the fair value of the derivative components of the bank partnership arrangement based on the present value of the net cash flows that Sunlight expects to collect under the agreement. Under this home improvement bank partnership arrangement, with respect to a given home improvement loan, Sunlight will expect to collect (a) the amount paid by Sunlight’s indirect capital provider to purchase the loan from Sunlight’s bank partner (the outstanding principal balance of the loan less the amount of the capital provider discount applied to that loan plus any accrued and unpaid interest) minus (b) the total of amounts funded to the relevant contractor in respect of the related home improvement project (total cost of the project to the consumer customer of the relevant contractor less the applicable contractor fee) and any amounts that Sunlight owes to its bank partner in the form of minimum guaranteed returns to the bank partner on the origination of such loan. The aggregate estimated fair value of this agreement is marked to market by Sunlight on a monthly basis. When a loan sale occurs, the estimated fair value associated with the loans included in the sold portfolio is reversed and Sunlight recognizes the related realized net cash as a realized gain or loss as noted above.

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

Change in fair value of, and realized gains (losses) on, contract derivatives, net. The arrangements with Sunlight’s intermediary bank partner to originate indirect channel home improvement loans and with an indirect loan purchaser to purchase such loans are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns from the sale of home improvement loans from the bank partner’s balance sheet. Instead, Sunlight records derivatives that are marked to market on a monthly basis, with realized gains or losses recognized on the derivatives on the sale of the loan from the bank partner to an indirect channel capital provider and accounting for the impact of any changes to the applicable interest rates on the amounts payable to the bank partner in connection with any such sale.

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

Results of Operations

This section includes a summary of our results of operations, followed by detailed comparisons of our results for the three and nine months ended September 30, 2022 and the Combined Quarterly Period and Combined Year-to-Date Period (USD in thousands, except percentages):

	Successor		Predecessor				Successor	Predecessor
	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	Combined Quarterly Period	Increase (Decrease)(a)		For the Nine Months Ended September 30, 2022	For the Period January 1, 2021 to July 9, 2021	Combined Year-to-Date Period	Increase (Decrease)(b)
Revenue	$33,265	$26,520	$2,074	$28,594	$4,671	16.3%	$91,086	$53,064	$79,584	$11,502	14.5%
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	5,619	4,841	365	5,206	413	7.9	16,621	10,556	15,397	1,224	7.9
Compensation and benefits	16,378	32,782	1,042	33,824	(17,446)	(51.6)	43,641	17,162	49,944	(6,303)	(12.6)
Selling, general, and administrative	4,504	3,330	330	3,660	844	23.1	15,522	3,450	6,780	8,742	128.9
Property and technology	2,069	1,502	162	1,664	405	24.3	5,981	2,790	4,292	1,689	39.4
Depreciation and amortization	8,572	20,541	78	20,619	(12,047)	(58.4)	40,713	1,688	22,229	18,484	83.2
Provision for losses	37,247	254	—	254	36,993	14,564.2	41,927	1,172	1,426	40,501	2,840.2
Goodwill impairment	384,379	—	—	—	384,379	n.m.	384,379	—	—	384,379	n.m.
Management fees to affiliate	—	—	4	4	(4)	(100.0)	—	204	204	(204)	(100.0)
	458,768	63,250	1,981	65,231	393,537	603.3	548,784	37,022	100,272	448,512	447.3
Operating income (loss)	(425,503)	(36,730)	93	(36,637)	(388,866)	1,061.4	(457,698)	16,042	(20,688)	(437,010)	2,112.4
Other Income (Expense), Net
Interest income	189	77	9	86	103	119.8	360	262	339	21	6.2
Interest expense	(375)	(291)	(32)	(323)	(52)	16.1	(931)	(604)	(895)	(36)	4.0
Change in fair value of warrant liabilities	6,590	10,116	(1,439)	8,677	(2,087)	(24.1)	15,316	(5,504)	4,612	10,704	232.1
Change in fair value of contract derivatives, net	(2,340)	489	125	614	(2,954)	n.m.	(2,247)	(662)	(173)	(2,074)	1,198.8
Realized gains (losses) on contract derivatives, net	(278)	1,377	6	1,383	(1,661)	n.m.	3,686	2,992	4,369	(683)	(15.6)
Other realized losses, net	(196)	—	—	—	(196)	n.m.	(569)	—	—	(569)	n.m.
Other income (expense)	(839)	(60)	(5)	(65)	(774)	1,190.8	(1,667)	616	556	(2,223)	n.m.
Business combination expenses	—	(1,093)	(529)	(1,622)	1,622	(100.0)	—	(7,011)	(8,104)	8,104	(100.0)
	2,751	10,615	(1,865)	8,750	(5,999)	(68.6)	13,948	(9,911)	704	13,244	1,881.3
Net Income (Loss) Before Income Taxes	(422,752)	(26,115)	(1,772)	(27,887)	(394,865)	1,415.9	(443,750)	6,131	(19,984)	(423,766)	2,120.5
Income tax benefit (expense)	7,299	5,684	—	5,684	1,615	28.4	11,350	—	5,684	5,666	99.7
Net Income (Loss)	(415,453)	(20,431)	(1,772)	(22,203)	(393,250)	1,771.2	(432,400)	6,131	(14,300)	(418,100)	2,923.8
Noncontrolling interests in loss of consolidated subsidiaries	151,389	9,108	—	9,108	142,281	1,562.2	158,478	—	9,108	149,370	1,640.0
Net Income (Loss) Attributable to Class A Shareholders	$(264,064)	$(11,323)	$(1,772)	(13,095)	$(250,969)	1,916.5	$(273,922)	$6,131	(5,192)	$(268,730)	5,175.8
a.Change represents the three months ended September 30, 2022 compared to the Combined Quarterly Period.
b.Change represents the nine months ended September 30, 2022 compared to the Combined Year-to-Date Period.

The Three Months Ended September 30, 2022 Compared to the Combined Quarterly Period

Revenue

The following table provides the components of Sunlight’s revenue for the three months ended September 30, 2022 and the Combined Quarterly Period (USD in thousands, except percentages):

	Successor		Predecessor		Increase (Decrease)(a)
	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	Combined Quarterly Period	$	%
Direct Channel Platform Fees, net	$31,446	$21,670	$1,972	$23,642	$7,804	33.0%
Indirect Channel Platform Fees, net	—	2,489	11	2,500	(2,500)	n.a.
Other revenues	1,819	2,361	91	2,452	(633)	(25.8)
Total	$33,265	$26,520	$2,074	$28,594	$4,671	16.3
a.Change represents the three months ended September 30, 2022 compared to the Combined Quarterly Period.

Revenue increased by $4.7 million or 16.3% for the three months ended September 30, 2022 as compared to the Combined Quarterly Period due to an increase of 1.0% in the average platform fee percentage earned on loans funded by Direct Channel capital providers or purchased by Indirect Channel capital providers, partially offset by a decrease of 3.8% in platform fee loans resulting from Sunlight’s increased allocation of funded loan volume to its Bank Partner and Indirect Channel Loan Purchasers. Sunlight’s revenue excludes amounts earned through its facilitation of Indirect Channel home improvement loan originations, which Sunlight presents as realized gains or losses on contract derivatives.

Funded loans increased by $195.3 million or 30.5% for the three months ended September 30, 2022, as compared to the Combined Quarterly Period due to the growth in the residential solar market and the increase in the number of contractors in Sunlight’s contractor network. The total number of contractors in Sunlight’s network increased from 1,484 at September 30, 2021 to 1,880 at September 30, 2022. The number of solar contractors in the network increased from 776 at September 30, 2021 to 816 at September 30, 2022, an increase of 5.2%. The number of home improvement contractors in the network increased from 708 at September 30, 2021 to 1,064 at September 30, 2022, an increase of 50.3%.

The average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers increased 1.0% from the three months ended September 30, 2022 to the Combined Quarterly Period. The platform fee percentage earned by Sunlight is dependent on several factors, including (i) the contractor fees charged by Sunlight to contractors (which is impacted by competitive pressure that varies from period to period, by loan product based on consumer preferences, and by the mix of contractors in a particular period as certain contractors may generally have higher or lower contractor fees than others), (ii) the capital provider discounts charged to Sunlight by Sunlight’s capital providers (which fluctuate based on, among other things, market conditions impacting cost of capital, opportunities in other asset classes, and the mix of capital providers funding or purchasing loans in a particular period as certain capital providers may generally have higher or lower capital provider discounts than others), (iii) the mix of Sunlight loan products funded in a particular period (as certain products in that period, for reasons relating to competitive pressure for certain loan products or otherwise, may generally carry a higher or lower capital provider discount or contractor fee, than others) and (iv) other factors. Sunlight earns revenues from platform fees, which are determined by the margin between capital provider discounts charged to Sunlight and contractor fees charged by Sunlight to the contractors that sell the Sunlight facilitated loan products. Both components in the calculation of platform fees are influenced by a variety of factors, including but not limited to those described above. For example, capital providers wishing to obtain greater volume may reduce capital provider discounts charged across all products to make funding with this capital provider an attractive option to Sunlight. Similarly, competitive pressures or volume discounts negotiated with given contractors may reduce the contractor fees that Sunlight charges to such contractors on certain loan products or across loan products.

Sunlight believes that the difference in average platform fee percentage from September 30, 2021 to September 30, 2022 is primarily attributable to competition in the market with regard to contractor fees, the mix of Sunlight loan products funded in the two periods, Sunlight’s allocation of funded volume to its Bank Partner and Indirect Channel Loan Purchasers, and an increase in capital provider discounts charged to Sunlight by capital providers. Sunlight’s indirect channel capital providers are generally more reactive than direct channel capital providers to market uncertainty and interest rate market volatility. Unlike Sunlight’s Direct Channel capital providers, Sunlight’s Indirect Channel capital providers are generally not depository institutions and therefore their own cost of capital is subject to market uncertainty. Consequently, the capital provider discounts charged to Sunlight by such Indirect Channel capital providers are also likely to be more reactive. Deposits, which are generally used by Sunlight’s Direct Channel capital providers to fund loans, are generally more stable, less reactive to market variance and the least expensive cost of capital. The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees, and platform fees.

	Successor		Predecessor
	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	Combined Quarterly Period	Change in Average(a)
Solar Total - Capital Provider Discount	16.6%	17.0%	17.2%	17.0%	(0.4)%
Solar Total - Contractor Fee	22.1	21.5	21.6	21.5	0.6
Solar Total - Platform Fee	5.5	4.5	4.4	4.5	1.0

Solar Direct Channel - Capital Provider Discount	16.6	16.8	17.2	16.8	(0.2)
Solar Direct Channel - Contractor Fee	22.1	21.9	21.6	21.8	0.3
Solar Direct Channel - Platform Fee	5.5	5.1	4.4	5.0	0.5

Solar Indirect Channel - Capital Provider Discount	n.a.	18.1	n.a.	18.1	n.a.
Solar Indirect Channel - Contractor Fee	n.a.	20.3	n.a.	20.3	n.a.
Solar Indirect Channel - Platform Fee	n.a.	2.2	n.a.	2.2	n.a.
a.Change represents the three months ended September 30, 2022 compared to the Combined Quarterly Period.

Costs and Expenses

Cost of revenues increased by $0.4 million or 7.9% for the three months ended September 30, 2022, less than the 16.3% increase in revenues, when compared to the Combined Quarterly Period. The $0.4 million increase in cost of revenues resulted from an $0.8 million increase in rewards earned by salespeople under the Sunlight Rewards™ program, a $0.3 million increase in costs incurred in connection with facilitating loan origination activities, such as credit bureau fees, and was offset by $0.7 million in decreases from broker fees paid to financial institutions for arranging certain loan origination or purchase arrangements with capital providers. The broker fees are calculated as a percentage of the funded loan volume originating from an applicable loan origination or purchase arrangement with a capital provider. Sunlight’s obligation to pay these broker fees generally terminates between three and five years after the date that the initial loan is originated or purchased pursuant to an arrangement facilitated by the broker.

Compensation and benefits expense decreased by $17.4 million, or 51.6% for the three months ended September 30, 2022 when compared to the Combined Quarterly Period. Of the $17.4 million decrease, $21.0 million of compensation expense recognized in the Combined Quarterly Period resulted from the immediate vesting of equity-based compensation awards granted to employees of Sunlight’s Predecessor that satisfied vesting conditions upon completion of the Business Combination, offset by increases of $4.7 million from restricted stock units granted on or after the Business Combination to Sunlight employees and $1.9 million of costs associated with the increase in full-time employees from 220 at September 30, 2021 to 247 at September 30, 2022. The increase in full-time employees is consistent with the growth in Sunlight’s business year-over-year.

Selling, general, and administrative expense increased by $0.8 million, or 23.1% for the three months ended September 30, 2022 when compared to the Combined Quarterly Period. Of the $0.8 million increase, audit and accounting related expenses increased by $0.7 million as well as increases in advertising costs by $0.3 million, offset by reductions in legal and compliance costs by $0.3 million.

Property and technology expense increased by $0.4 million, or 24.3% for the three months ended September 30, 2022 when compared to the Combined Quarterly Period primarily due to increases in rent and additional licensing fees charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange® associated with the growth in Sunlight’s network of contractors.

Depreciation and amortization expense decreased by $12.0 million, or 58.4% for the three months ended September 30, 2022 when compared to the Combined Quarterly Period primarily due to the full amortization of capital provider relationships acquired in the Business Combination during the second quarter of 2022.

Provision for loss expense increased by $37.0 million for the three months ended September 30, 2022 when compared to the Combined Quarterly Period, of which $32.4 million represents an impairment charge arising from the insolvency of one of Sunlight’s largest advance program contractors in September 2022 where one of Sunlight’s largest contractors experienced a liquidity shortfall that caused the installer to substantially wind down its business by the end of that month and to begin liquidation of its business in October 2022. As a result, Sunlight determined it would be unable to collect

$32.4 million Sunlight advanced to the contractor at September 30, 2022, representing the total net amounts advanced to the contractor at that time. Sunlight has re-underwritten all other contractors in the advance program and has taken actions to further reduce its exposure to counterparty risk, including by reducing advance limits, reducing the advance rate per job, increasing pricing for contractors in this program and eliminating advance eligibility for certain contractors. We also continue to proactively monitor contractors in this program for changes in their risk profile. Excluding this impairment charge, the ratio of provision for loss expense over aggregate funded bank partner loan volume in the Combined Quarterly Period was 0.2% as compared to 1.8% over the three months ended September 30, 2022 as a result of the write offs.

Goodwill Impairment

To the extent Sunlight determines the carrying value of its goodwill resulting from the Business Combination exceeds its implied fair value, Sunlight recognizes an impairment loss for that difference on the date of such determination. Sunlight recorded a goodwill impairment charge of $384.4 million during the three months ended September 30, 2022, primarily due to challenges in the macro-economic environment, such as rapidly rising interest rates impacting Sunlight’s financial performance and market performance of companies similar to Sunlight.

Operating margin decreased materially from the Combined Quarterly Period to the three months ended September 30, 2022 due to the factors described above, primarily related to non-cash charges in connection with the Business Combination, provision for losses and goodwill impairment. Generally, operating margin benefits from the fixed nature of a material level of Sunlight expense and revenue generally growing materially faster than operating expenses when excluding equity-based compensation expense, provision for losses, the amortization effects of identified intangible assets, and goodwill impairment.

Other Income (Expense), Net

Total other income decreased $6.0 million for the three months ended September 30, 2022 when compared to the Combined Quarterly Period, primarily resulting from a $3.5 million lower decrease in the fair value of public and private warrants, originally issued by Spartan and assumed by Sunlight upon closing of the Business Combination (b) $1.4 million increase in fair value of warrants issued by Sunlight’s Predecessor during the Combined Quarterly Period and (c) $4.6 million decrease in the realized and unrealized gains (losses) from the arrangement with Sunlight’s Bank Partner to originate home improvement loans treated as a derivative under GAAP, partially offset by a $1.6 million decrease in costs incurred in connection with the Business Combination.

Income Tax Benefit

Sunlight's Predecessor is a limited liability company not subject to income taxes. During the Successor period from July 10, 2021 through September 30, 2021, the $5.7 income tax benefit reflected an effective tax rate of 23.1%. During the three months ended September 30, 2022, the $7.3 million income tax benefit reflects an effective tax rate of 3.0%, driven by the $384.4 million goodwill impairment.

Noncontrolling Interests in Consolidated Subsidiaries

Sunlight's Predecessor did not consolidate any entities in which third parties owned a noncontrolling interest. During the Successor period from July 10, 2021 through September 30, 2021, income (loss) of consolidated subsidiaries allocated to noncontrolling interests represents $26.1 million of Sunlight Financial LLC consolidated net loss and weighted-average noncontrolling interests of 34.9%. During the three months ended September 30, 2022, loss of consolidated subsidiaries allocated to noncontrolling interests represents $422.4 million of Sunlight Financial LLC consolidated net loss during the three months ended September 30, 2022 and weighted-average noncontrolling interests of 35.7%. The weighted-average ownership of the noncontrolling interests increased as a result of vested Class EX units.

The Nine Months Ended September 30, 2022 Compared to the Combined Year-to-Date Period

Revenue

The following table provides the components of Sunlight’s revenue for the nine months ended September 30, 2022 and the Combined Year-to-Date Period (USD in thousands, except percentages):

	Successor		Predecessor		Increase (Decrease)(a)
	For the Nine Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Year-to-Date Period	$	%
Direct Channel Platform Fees, net	$79,350	$21,670	$45,703	$67,373	$11,977	17.8%
Indirect Channel Platform Fees, net	6,123	2,489	5,054	7,543	(1,420)	(18.8)
Other revenues	5,613	2,361	2,307	4,668	945	20.2
Total	$91,086	$26,520	$53,064	$79,584	$11,502	14.5
a.Change represents the nine months ended September 30, 2022 compared to the Combined Year-to-Date Period.

Revenue increased by $11.5 million or 14.5% for the nine months ended September 30, 2022 as compared to the Combined Year-to-Date Period due to an overall 1.2% increase in the average platform fee percentage earned on loans funded by Direct Channel capital providers or purchased by Indirect Channel capital providers, partially offset by a decrease of 3.9% in platform fee loans, excluding indirect channel home improvement platform fee loans treated as derivatives for accounting purposes. Sunlight’s revenue excludes amounts earned through its facilitation of indirect channel home improvement loan originations, which Sunlight presents as realized gains or losses on contract derivatives.

Funded loans increased by $1.1 billion or 13.6% from $1.9 billion for the nine months ended September 30, 2022 as compared to the Combined Year-to-Date Period primarily attributable to the growth in the residential solar market, deepening relationships with existing contractors, and an increase in the number of new contractors in Sunlight’s contractor network.

The average platform fee percentage earned on loans funded by Direct Channel capital providers or purchased by Indirect Channel capital providers increased 1.2% from the Combined Year-to-Date Period to the nine months ended September 30, 2022. Sunlight believes that the difference in platform fee percentage from September 30, 2021 to September 30, 2022 is primarily attributable to competition in the market with regard to contractor fees, the mix of Sunlight loan products funded in the two periods and an increase in capital provider discounts charged to Sunlight by capital providers in Sunlight’s Indirect Channel. Sunlight’s Indirect Channel capital providers are generally more reactive than Direct Channel capital providers to market uncertainty and interest rate market volatility. Unlike Sunlight’s Direct Channel capital providers, Sunlight’s Indirect Channel capital providers are generally not depository institutions and therefore their own cost of capital is subject to market uncertainty. Consequently, the capital provider discounts charged to Sunlight by such Indirect Channel capital providers are also likely to be more reactive. Deposits, which are generally used by Sunlight’s Direct Channel capital providers to fund loans, are generally more stable, less reactive to market variance, and the least expensive cost of capital.

The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees and platform fees.

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Year-to-Date Period	Change in Average(a)
Solar Total - Capital Provider Discount	16.5%	17.0%	16.7%	16.8%	(0.3)%
Solar Total - Contractor Fee	22.0	21.5	20.8	21.1	0.9
Solar Total - Platform Fee	5.5	4.5	4.1	4.3	1.2

Solar Direct Channel - Capital Provider Discount	15.7	16.8	16.6	16.6	(0.9)
Solar Direct Channel - Contractor Fee	21.1	21.9	20.9	21.2	(0.1)
Solar Direct Channel - Platform Fee	5.4	5.1	4.3	4.6	0.8

Solar Indirect Channel - Capital Provider Discount	22.9	18.1	17.2	17.5	5.4
Solar Indirect Channel - Contractor Fee	26.5	20.3	20.2	20.2	6.3
Solar Indirect Channel - Platform Fee	3.6	2.2	3.0	2.7	0.9
a.Change represents the nine months ended September 30, 2022 compared to the Combined Year-to-Date Period.

Costs and Expenses

Cost of revenues increased by $1.2 million or 7.9% for the nine months ended September 30, 2022, which is less than the 14.5% increase in revenues, when compared to the Combined Year-to-Date Period. The $1.2 million increase in cost of revenues resulted from a $1.5 million increase in rewards earned by salespeople under the Sunlight Rewards™ program, $0.8 million in increased costs of consumer credit underwriting arising from increased credit approval volumes, which was offset by $1.1 million in decreases from broker fees paid to financial institutions for arranging certain loan origination or purchase arrangements with capital providers. The broker fees are calculated as a percentage of the funded loan volume originating from an applicable loan origination or purchase arrangement with a capital provider. Sunlight’s obligation to pay these broker fees generally terminates between three and five years after the date that the initial loan is originated or purchased pursuant to an arrangement facilitated by the broker.

Compensation and benefits expense decreased by $6.3 million, or 12.6% for the nine months ended September 30, 2022 when compared to the Combined Year-to-Date Period. Of the $6.3 million decrease, $21.0 million of compensation expense recognized in the Combined Year-to-Date Period resulted from the immediate vesting of equity-based compensation awards granted to employees of Sunlight’s Predecessor that satisfied vesting conditions upon completion of the Business Combination, as offset by increases of $13.4 million from restricted stock units granted on or after the Business Combination to Sunlight employees and $4.6 million of costs associated with the increase in full-time employees from 220 at September 30, 2021 to 247 at September 30, 2022. The increase in full-time employees is consistent with the growth in Sunlight’s business year-over-year.

Selling, general, and administrative expense increased by $8.7 million for the nine months ended September 30, 2022 when compared to the Combined Year-to-Date Period. Sunlight incurred $5.4 million of incremental expense related to Sunlight’s operations as a public company, including increases of $3.6 million for audit and accounting related expenses and $1.8 million in insurance premiums. In addition, Sunlight incurred an additional $0.9 million in advertising costs, $0.3 million of legal, $0.2 million of bad debt expense.

Property and technology expense increased by $1.7 million, or 39.4% for the nine months ended September 30, 2022 when compared to the Combined Year-to-Date Period, primarily due to increases in rent and additional licensing fees charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange® associated with the growth in Sunlight’s network of contractors.

Depreciation and amortization expense increased by $18.5 million, or 83.2% for the nine months ended September 30, 2022 when compared to the Combined Year-to-Date Period, primarily from $19.3 million in incremental amortization of intangible assets acquired in the Business Combination and an increase of $2.2 million in developed technology, partially offset by the elimination of amortization of intangible assets acquired in the Business Combination for capital provider relationships of $3.4 million during the Combined Year-to-Date Period.

Provision for losses increased by $40.5 million for the nine months ended September 30, 2022 when compared to the Combined Year-to-Date Period, of which $32.4 million represents an impairment charge arising from the insolvency of one of Sunlight’s largest advance program contractors in September 2022 where one of Sunlight’s largest contractors experienced a liquidity shortfall that caused the installer to substantially wind down its business by the end of that month and to begin liquidation of its business in October 2022. As a result, Sunlight determined it would be unable to collect $32.4 million Sunlight advanced to the contractor at September 30, 2022, representing the total net amounts advanced to the contractor at that time. Sunlight has re-underwritten all other contractors in the advance program and has taken actions to further reduce its exposure to counterparty risk, including reducing advance limits, reducing the advance rate per job, increasing pricing for contractors in this program and eliminating advance eligibility for certain contractors. We also continue to proactively monitor contractors in this program for changes in their risk profile. Excluding this impairment charge, the ratio of provision for loss over aggregate funded bank partner loan volume in the Combined Year-to-Date Period was 0.3% as compared to 1.0% during the nine months ended September 30, 2022.

Goodwill Impairment

To the extent Sunlight determines the carrying value of its goodwill resulting from the Business Combination exceeds its implied fair value, Sunlight recognizes an impairment loss for that difference on the date of such determination. Sunlight recorded a goodwill impairment charge of $384.4 million during the nine months ended September 30, 2022, primarily due to challenges in the macro-economic environment, such as rapidly rising interest rates impacting Sunlight’s financial performance and the market performance of companies similar to Sunlight.

Operating margin significantly decreased from the Combined Year-to-Date Period to the nine months ended September 30, 2022, primarily related to non-cash charges in connection with the Business Combination, provision for losses and goodwill impairment. Generally, operating margin benefits from the fixed nature of a material level of Sunlight expense and revenue generally growing materially faster than operating expenses when excluding equity-based compensation expense, provision for losses, the amortization effects of identified intangible assets and goodwill impairment.

Other Income (Expense), Net

Total other income (expense) increased $13.2 million for the nine months ended September 30, 2022 when compared to the Combined Year-to-Date Period, primarily resulting from (a) $5.2 million higher decrease in fair value of public and private warrants, originally issued by Spartan and assumed by Sunlight upon closing of the Business Combination (b) $5.5 million increase in fair value of warrants issued by Sunlight’s Predecessor during the Combined Year-to-Date Period, and (c) $8.1 million decrease in costs incurred in connection with the Business Combination, partially offset by a $2.8 million decrease in the realized and unrealized gains (losses) from the arrangement with Sunlight’s Bank Partner to originate home improvement loans treated as a derivative under GAAP.

Income Tax Benefit

Sunlight's Predecessor was a limited liability company not subject to income taxes. During the Successor period from July 10, 2021 through September 30, 2021, the $5.7 income tax benefit reflected an effective tax rate of 23.1%. During the Successor period from nine months ended September 30, 2022, the $11.4 million income tax benefit reflects an effective tax rate of 2.6%, driven by the $384.4 million goodwill impairment.

Noncontrolling Interests in Consolidated Subsidiaries

Sunlight's Predecessor did not consolidate any entities in which third parties owned a noncontrolling interest. During the Successor Period from July 10, 2021 through September 30, 2021, income (loss) of consolidated subsidiaries allocated to noncontrolling interests represents $26.1 million of Sunlight Financial LLC consolidated net loss and weighted-average noncontrolling interests of 34.9%. During the nine months ended September 30, 2022, loss of consolidated subsidiaries allocated to noncontrolling interests represents $442.7 million of Sunlight Financial LLC’s consolidated net loss allocated to such noncontrolling interests at a weighted-average ownership of 35.3%. The weighted-average ownership of the noncontrolling interests increased as a result of vested Class EX units.

Liquidity and Capital Resources

As of September 30, 2022, Sunlight had $70.6 million of unrestricted cash on hand and had drawn $20.6 million available to it under its $30.0 million credit facility, which matures in April 2023.

Share Repurchase Program

On May 16, 2022, Sunlight’s Board of Directors authorized a share repurchase program pursuant to which Sunlight may repurchase up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization. Sunlight intends to fund the share repurchases through a combination of cash on hand and future cash flow from operations. Under the share repurchase program, Sunlight may purchase common stock in open market transactions, block, or privately-negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act or by any combination of such methods, in each case subject to compliance with all SEC rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, debt covenant restrictions, general business conditions, the market price of Sunlight’s stock, self-imposed trading blackout periods, and the availability of alternative investment opportunities. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time. Sunlight repurchased and cancelled 3,036,259 Class A common stock at an average price per share of $3.44 for a total of $10.5 million million during the nine months ended September 30, 2022. In September 2022, the Company suspended share repurchases under the program to preserve liquidity in the current environment but may resume repurchases in the future.

Loan and Security Agreement

On April 26, 2021, Sunlight entered into a Loan and Security Agreement, as amended (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”). The Loan and Security Agreement, which replaced Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matures on April 26, 2023. To secure the payment and performance of Sunlight’s obligations under the Loan and Security Agreement, Sunlight granted a continuing security interest in certain collateral, which generally includes all of Sunlight’s assets, whether currently owned or thereafter acquired, and all proceeds and products thereof. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (a) 5.0% and (b) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including maintenance of (a) Liquidity (as defined therein) at all times in an amount equal to or greater than the greater of (i) 35% of all outstanding principal amounts of any advances under the revolving credit line and (ii) $10.0 million; (b) at all times Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (c) EBITDA (as defined therein) of at least $5.0 million for the six-month period ending on the last day of each quarter (the “EBITDA Covenant”). The Loan and Security Agreement contains customary events of default. SVB can elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight can be required to repay all amounts outstanding under the Loan and Security Agreement. The unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 have reduced Sunlight’s Direct Channel capital provider capacity, increased reliance on the Indirect Channel and affected Sunlight’s ability to profitably monetize Indirect Channel loans originated at lower interest rates. As a result, Sunlight may experience losses in the near term, until the significant pricing increases implemented over the past several months take effect, which could negatively impact Sunlight’s future financial covenant compliance. Therefore, Sunlight is in discussions with SVB to remain in compliance.

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

Historically, Sunlight has met its cash requirements from cash flow generated by operations, collection of advances under its contractor advance funding program and in prefunding payments under its prefunding program, and draws on Sunlight’s credit facility. However, a number of factors, including but not limited to, rapidly rising interest rates and other impacts of the current economic environment, reduced Direct Channel volume capacity, and lower margins due to a greater reliance on the Indirect Channel and the sale of loans originated prior to Sunlight’s recent pricing increases, may reduce our cash generated by operations. Sunlight believes that it will continue to generate cash flow from its operations which, together with funds available under its credit facility and cash on hand, will be sufficient to meet its liquidity needs during the next 12 months from the date of this Quarterly Report on Form 10-Q and beyond. However, given the current economic environment this could change in the future, and, as a result, the Company is currently exploring a range of strategic alternatives to increase liquidity.
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

Sunlight started its business in 2014 and developed a key anchor partnership with a large residential solar contractor in 2016. Beginning in 2017 and through 2018, Sunlight focused on building and diversifying its contractor relationships and continues that process today. In 2020, as compared with 2019, Sunlight grew its solar contractor base by more than 60%. In 2021, as compared with 2020, Sunlight grew its solar contractor base by more than 32.3%. However, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight or experiences business disruption or a business failure or bankruptcy. For example, during May 2021, Sunlight was advised by a significant contractor that it would discontinue use of the Sunlight platform to finance its consumer customers effective immediately. This contractor accounted for approximately 9.5% and 1.5% of Sunlight’s total funded loan volumes during the year ended December 31, 2021 and for the nine months ended September 30, 2022, respectively. In September 2022, one of Sunlight’s then-current largest contractors became insolvent, primarily driven by solar installation challenges that led to the contractor’s liquidity issues; this contractor accounted for approximately 9.1% and 5.2% of Sunlight’s total funded loan volumes during the year ended December 31, 2021 and for the nine months ended September 30, 2022, respectively. That said, Sunlight believes that its strong relationships with the existing contractors in Sunlight’s network, the continued growth in the number of contractor relationships, and the various competitive loan products and sales tools in Orange® have been and will continue to be key components of Sunlight’s increased market penetration, growth in funded loan volume and revenue.

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

Cash Flow and Liquidity Analysis

Sunlight assesses liquidity primarily in terms of its ability to generate cash to fund operating and financing activities. Sunlight has historically generated increasing amounts of cash from operating activities. Sunlight’s cash from operating activities are generally derived from platform fees which are fully earned at the funding of a loan by direct channel capital providers and the purchase of a loan from our bank partner’s balance sheet by an indirect channel capital provider. Refer to “Critical Accounting Policies and Estimates” in this Quarterly Report on Form 10-Q and Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, which amends and restates the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2022 and June 30, 2022, for a full description of the related estimates, assumptions, and judgments.

The Nine Months Ended September 30, 2022 Compared to the Combined Year-to-Date Period

The following provides a summary of cash flow data for the nine months ended September 30, 2022 and the Combined Year-to-Date Period (in thousands):

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period January 1, 2021 to July 9, 2021
Net cash provided by (used in) operating activities	$(7,137)	$(47,921)	$14,356
Net cash used in investing activities	(3,196)	(305,344)	(1,404)
Net cash provided by (used in) financing activities	(11,770)	211,791	(2,025)

Cash Flow from Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $7.1 million. Operating cash inflows for the nine months ended September 30, 2022 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital provider to purchase, without duplication, loans of $1.8 billion, of which Sunlight paid $1.8 billion to contractors; repayment of advances and prefunds of $1.7 billion (conversely, Sunlight advanced or prefunded $1.9 billion). Operating cash outflows primarily consisted of compensation and benefits of $27.3 million; $5.0 million of income taxes; rebate, referral, and rewards paid of $6.1 million; and $0.9 million of net interest on borrowings.

For the Combined Year-to-Date Period, net cash used in operating activities was $33.6 million. Operating cash inflows for the Combined Year-to-Date Period primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital providers to purchase without duplication, loans of $1.6 billion, of which Sunlight paid $1.5 billion to contractors; repayment of advances and prefunds of $1.2 billion (conversely, Sunlight advanced or prefunded $1.4 billion); and net interest expense paid of $0.8 million. Operating cash outflows primarily consisted of compensation and benefits of $49.4 million, information technology expenses of $3.9 million, and management fees paid to affiliates of $0.2 million.

Cash Flow from Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $3.2 million, of which $1.9 million was paid to internally develop software and acquire property and equipment and $2.1 million was paid to acquire loans; Sunlight received $0.8 million as return of capital on loans and loan participations. For the Combined Year-to-Date Period, net cash used in investing activities was $306.7 million, of which $304.6 million represents cash paid for the acquisition of Sunlight Financial LLC and the remaining activities involved recurring business activities consisting of cash paid to acquire loans and loan participation of $1.4 million, net of $1.2 million in cash received as a return of capital thereon, and $1.9 million was paid to internally develop software and acquire property and equipment.

Cash Flow from Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities was $11.8 million that represents $10.5 million of share repurchases, distributions of $1.2 million, and $0.1 million of tax payments made on share-based payments in connection with the Business Combination. For the Combined Year-to-Date Period, net cash provided by financing activities was $209.8 million, which included a $250.0 million equity raise, net of $19.6 million of related costs and tax payments made on equity issued in connection with the Business Combination.

Debt

On April 26, 2021, Sunlight entered into the Loan and Security Agreement with SVB. The Loan and Security Agreement, which replaces Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matures on April 26, 2023. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (a) 5.0% and (b) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including (a) liquidity in an amount equal to or greater than (i) 35% of all outstanding principal amounts of any advances and (ii) $10.0 million; (b) Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (c) EBITDA (as defined therein) of at least $5.0 million for the six-month period ending on the last day of each quarter. The Loan and Security Agreement contains customary events of default. SVB could elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight could be required to repay all amounts outstanding under the Loan and Security Agreement. In connection with the transition of accounts to SVB, Sunlight experienced a technical default that was waived by SVB. In addition, the unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 have reduced Sunlight’s Direct Channel capital provider capacity and increased reliance on the Indirect Channel. This has affected Sunlight’s ability to profitably monetize Indirect Channel loans originated earlier in 2022. As a result, Sunlight may experience losses in the near term, until the significant pricing increases implemented over the past several months take effect, which could negatively impact Sunlight’s future financial covenant compliance. Therefore, Sunlight is in discussions with SVB to remain in compliance.

Other Changes in Financial Position

Nine Months Ended September 30, 2022

In addition to the changes in Sunlight’s financial position from December 31, 2021 to September 30, 2022 described in “—Results of Operations” and “—Cash Flow and Liquidity Analysis,” the following activities also occurred:
•Restricted cash. The cash Sunlight holds subject to contractual restrictions decreased by $0.8 million resulting from a $0.4 million decrease in cash temporarily held by Sunlight in connection with Sunlight’s administration of loan participations on behalf of a third party.
•Cumulative ASC 842 adoption effects. Sunlight recorded a right-of-use asset of $7.6 million and a lease liability of $7.6 million on January 1, 2022 as well as removal of $0.2 million in deferred rent.
•Noncontrolling interests in consolidated subsidiaries. Changes in the outstanding Class X Units and Class EX Units issued by Sunlight Financial LLC resulted in a reallocation of $2.0 million of Sunlight Financial LLC’s net assets from Class X Units held by Sunlight to the noncontrolling interests that hold Class EX Units.
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

Operating Lease Obligations

Sunlight’s operating lease obligations consist of its lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Sunlight leases office space at two locations: (a) 101 N. Tryon Street, Suite 1000, Charlotte, North Carolina 28246 (the “North Carolina Office Space”) and (b) 234 West 39th Street, 7th Floor, New York, New York 10018 (the “New York Office Space”). The operating lease rent expense for the North Carolina Office Space was $1.2 million for the nine months ended September 30, 2022 and $0.9 million for the Combined Year-to-Date Period, respectively. The lease for the North Carolina Office Space will expire in June 2029. The operating lease rent expense for the New York Office Space was $0.4 million for the nine months ended September 30, 2022 and $0.4 million for the Combined Year-to-Date Period, respectively. The lease for the New York Office Space is scheduled to expire in October 2023.

Available Liquidity and Capital Resources

As of September 30, 2022, Sunlight’s cash and cash equivalents and restricted cash was $71.8 million. The restricted cash held by Sunlight primarily relates to a cash held by Sunlight on behalf of a third party for whom Sunlight provides loan administration services.

Sunlight’s liquidity and its ability to fund its future capital requirements is dependent on a number of factors described below as well as its future financial performance, which is subject to general economic, financial and other factors that are beyond its control and many of which are described under Item 1A. “Risk Factors” in this this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, which amends and restates the risk factors previously set forth in our Annual Report on Form 10-K for the fiscal-year ended December 31, 2021, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. If those factors significantly change or other unexpected factors adversely affect Sunlight, Sunlight’s business may not generate sufficient cash flow from operations or it may not be able to obtain future financings to meet its liquidity needs. In addition, the unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 has reduced Sunlight’s Direct Channel capital provider capacity, increased Sunlight’s reliance on the Indirect Channel and affected Sunlight’s ability to profitably monetize Indirect Channel loans originated at lower interest rates. As a result, Sunlight may experience losses and reduced cash generated from operations in the near term, until the significant pricing increases implemented over the past several months take effect, which could negatively impact Sunlight’s future financial covenant compliance. Therefore, Sunlight is in discussions with SVB to remain in compliance. Although we believe, based on information available to us, that SVB would be willing to amend and/or replace our existing credit facility or provide waivers to meet financial covenants, if necessary, given the current economic environment, this could change in the future. As a result, the Company may need additional capital in order to finance its operations, and is therefore currently exploring a range of strategic alternatives to increase liquidity.

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

The following table presents a reconciliation of net income to Adjusted Net Income, Adjusted EBITDA and Free Cash Flow as well as cash from operating activities to Free Cash Flow for the three and nine months ended September 30, 2022 and the Combined Quarterly Period and Combined Year-to-Date Period (USD in thousands):

	Successor		Predecessor		Successor	Predecessor
	For the Three Months Ended September 30, 2022	For the Period July 10, 2021 to September 30, 2021	For the Period July 1, 2021 to July 9, 2021	Combined Quarterly Period	For the Nine Months Ended September 30, 2022	For the Period January 1, 2021 to July 9, 2021	Combined Year-to-Date Period
Net Income (Loss)	$(415,453)	$(20,431)	$(1,772)	$(22,203)	$(432,400)	$6,131	$(14,300)
Adjustments for adjusted net income (loss)
Amortization of Business Combination intangibles	8,202	20,221	—	20,221	39,786	—	20,221
Non-cash change in financial instruments	(3,411)	(10,568)	1,316	(9,252)	(11,402)	5,547	(5,021)
Goodwill impairment	384,379	—	—	—	384,379	—	—
Expenses from the Business Combination and Other	32	1,093	529	1,622	522	7,011	8,104
Adjusted Net Income (Loss)	(26,251)	(9,685)	73	(9,612)	(19,115)	18,689	9,004
Adjustments for adjusted EBITDA
Depreciation and amortization	370	320	78	398	927	1,688	2,008
Interest expense	375	291	32	323	931	604	895
Income tax expense (benefit)	(7,299)	(5,684)	—	(5,684)	(11,350)	—	(5,684)
Equity-based compensation	5,491	24,821	—	24,821	14,143	18	24,839
Fees paid to brokers	315	1,033	93	1,126	2,060	2,261	3,294
Adjusted EBITDA	(26,999)	11,096	276	11,372	(12,404)	23,260	34,356
Adjustments for net cash provided by (used in) operating activities
Interest expense	(375)	(291)	(32)	(323)	(931)	(604)	(895)
Income tax benefit	—	5,684	—	5,684	—	—	5,684
Fees paid to brokers	(315)	(1,033)	(93)	(1,126)	(2,060)	(2,261)	(3,294)
Expenses from the Business Combination and Other	(32)	(1,093)	(529)	(1,622)	(522)	(7,011)	(8,104)
Provision for losses	37,247	254	—	254	41,927	1,172	1,426
Changes in advances, net of funding commitments	4,470	—	—	—	(26,918)	—	—
Changes in operating capital and other	(3,133)	(62,538)	(2,372)	(64,910)	(6,229)	(200)	(62,738)
Net Cash Provided by (Used in) Operating Activities	10,863	(47,921)	(2,750)	(50,671)	(7,137)	14,356	(33,565)
Adjustments for free cash flow
Capital expenditures	(903)	(560)	(229)	(789)	(2,568)	(1,066)	(1,626)
Changes in advances, net of funding commitments	(4,470)	29,188	4,214	33,402	26,918	32,809	61,997
Changes in restricted cash	(353)	1,585	17	1,602	(791)	(125)	1,460
Payments of Business Combination costs	—	968	67	1,035	—	7,011	7,979
Other changes in operating working capital	3,078	20,638	(391)	20,247	7,160	(40,793)	(20,155)
Free Cash Flow	$8,215	$3,898	$928	$4,826	$23,582	$12,192	$16,090

The following table presents a calculation of Adjusted Net Income (Loss) per diluted Class A Share (USD in thousands, except per share amounts):

	Successor
	For the Three Months Ended September 30,	For the Period July 10, 2021 to September 30, 2021	For the Nine Months Ended September 30,
	2022		2022

Adjusted Net Income (Loss)	$(26,251)	$(9,685)	$(19,115)

Adjusted Net Income (Loss) per Class A Share, Diluted	$(0.16)	$(0.06)	$(0.12)

Weighted-average Class A Shares
Class A Shares	83,049,291	84,833,808	84,157,718
Class EX Units	46,976,713	46,254,630	46,803,950
Restricted Stock Units	2,372,747	1,849,355	2,129,222
Warrants	27,777,780	27,777,780	27,777,780
	160,176,531	160,715,573	160,868,670

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

Sunlight believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, including the current economic conditions and increasing interest rates, and on Sunlight’s business, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts from those conditions.

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

Sunlight’s contracts with its intermediary bank partner to originate home improvement loans and with an indirect loan purchaser to purchase such loans are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight estimates the fair value of the contract derivatives based upon the present value of net cash flows Sunlight expects to collect under the contracts, which predominately consist of the difference of the proceeds Sunlight expects to collect from an indirect channel capital provider at purchase of the loans by such capital provider (the principal balance of loans purchased less the relevant capital provider discount plus unpaid accrued interest on the loans to the date of purchase) and any amounts Sunlight owes to its bank partner in connection with such loans. Upon sale, Sunlight reverses the unrealized estimated fair value of the contract derivative for the loans sold and recognizes the net cash Sunlight receives from the sale within “Realized Gains (Losses) on Contract Derivatives, Net” in Sunlight’s consolidated statement of operations.

Sunlight is obligated to repurchase non-performing loans originated by its bank partner from the date of origination to the date the loans are purchased from Sunlight’s bank partner by a Sunlight indirect channel capital provider. Sunlight does not record loans originated by its bank partner on its consolidated balance sheets (as Sunlight is not the originator of the loans), but Sunlight does record a liability for the losses Sunlight reasonably expects to incur in connection with Sunlight’s guarantee of its bank partner. Sunlight’s measurement of this liability is subject to significant judgement using historical loss experiences to estimate the likelihood that the guaranteed loans will default prior to sale and the severity of the loss Sunlight expects to incur. At September 30, 2022 and December 31, 2021, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s bank partner and delinquent more than 90 days was $0.5 million and $0.1 million, respectively.

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

Contract Derivatives

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

Sunlight Rewards™ Program

The Sunlight Rewards™ Program is a proprietary loyalty program that Sunlight offers to salespeople selling residential solar systems for Sunlight’s network of contractors. Sunlight records a contingent liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450-20, Loss Contingencies using the estimated incremental cost of each point based upon the points earned, the point redemption value, and an estimated probability of point redemption consistent with Sunlight’s historical redemption experience under the program. When a salesperson redeems points from Sunlight’s third-party loyalty program vendor, Sunlight pays the stated redemption value of the points redeemed to the vendor. If all points earned under the Sunlight Rewards™ Program were redeemed at September 30, 2022 and December 31, 2021, Sunlight would pay $4.2 million and $3.0 million, respectively, of which Sunlight recorded liabilities of $2.6 million and $1.8 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Company's Form 10-Q for the Quarterly Period Ended March 31, 2022 filed with the SEC on May 16, 2022, a complaint was filed by the Attorney General of the State of Minnesota entitled State of Minnesota v. Brio Energy LLC d/b/a Pure Solar Energy et al., Case No. 27-CV-22-6187 (Minn. D. Ct. 4th Dist.), in the District Court for the Fourth Judicial District in the State of Minnesota (the “Court”) on April 22, 2022. The complaint alleges that the solar companies named therein (the "Solar Defendants") used deceptive and misleading sales tactics in violation of certain Minnesota laws, and seeks to hold the Company, among others, liable for any alleged misconduct of the Solar Defendants under the Minnesota “Holder Rule”. Discovery is currently ongoing. The Company believes that the complaint against the Company is without merit and has filed a motion to dismiss the lawsuit, which was heard by the Court on October 12, 2022. The Company is awaiting a decision.

Sunlight is, from time to time, subject to inquiries by government entities and is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS

These risk factors could materially affect our business, financial position, and results of operations. following risk factors apply to our business and operations. These risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of our business. You should carefully consider the following risk factors in addition to the other information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, which amends and restates the risk factors previously set forth in our Annual Report on Form 10-K for the fiscal-year ended December 31, 2021, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, and should also carefully consider the matters addressed in the section herein entitled “Cautionary Statements and Risk Factor Summary.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and notes to the financial statements included herein.

Summary of Principal Risks Associated with Sunlight’s Business

•Sunlight is currently considering a range of strategic alternatives in order to maximize stakeholder value; the failure to consummate a suitable strategic alternative could have a material adverse impact on Sunlight’s securities prices, business, financial condition and results of operations.
•Sunlight has incurred net losses in the past, and Sunlight may be unable to sustain profitability in the future.
•Worsening economic conditions from a rising rate of inflation, rising interest rates or other potential causes of economic distress could raise Sunlight’s cost of capital and/or reduce or eliminate the ability of Sunlight’s direct or indirect capital providers to continue funding loan volume at historical levels, thereby materially and adversely impacting Sunlight’s business, cash flows, financial condition and results of operations.
•The ongoing COVID-19 pandemic and other health epidemics and outbreaks could adversely affect Sunlight’s business, results of operations and financial condition.
•If Sunlight fails to manage its operations and growth effectively, Sunlight may be unable to execute its business plan, maintain high levels of customer service and support or adequately address competitive challenges.
•If Sunlight is unable to facilitate the sale of loans held on its bank partner’s balance sheet and the bank is unwilling to expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel loans.
•Failure to amend or extend Sunlight’s existing credit facility, which is currently set to expire in April 2023, could have a material adverse effect on Sunlight’s results of operations and financial position.
•Sunlight may in the future expand to new industry verticals outside of the U.S. solar system and home improvement industries, and failure to comply with applicable regulations, accurately predict demand or growth, or build a process valued in those new industries could have an adverse effect on Sunlight’s business.
•To the extent that Sunlight seeks to grow or strengthen its business and competitive position through future acquisitions, or other strategic investments, transactions or alliances, Sunlight may not be able to do so effectively.
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
•The industries that Sunlight operates in are highly competitive and are likely to become more competitive. Additionally, if new entrants join these markets who have ready access to cheaper capital, competing successfully would become more difficult for Sunlight. Sunlight’s inability to compete successfully or maintain or improve Sunlight’s market share and margins could adversely affect its business.
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
•Sunlight’s capital advance program exposes it to potential losses in the event that a contractor fails to fully perform under its agreements with Sunlight or becomes insolvent prior to completion of the underlying installation or construction, which losses could have an adverse impact on Sunlight’s business, results of operations and financial condition.
•If contractors fail to fulfill their obligations to consumers or fail to comply with applicable law, Sunlight may incur remediation costs.

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
•Sunlight cannot guarantee that it will repurchase its common stock pursuant to Sunlight’s share repurchase program or that Sunlight’s share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of Sunlight’s common stock and could diminish Sunlight’s cash reserves.
•If assumptions or estimates Sunlight uses in preparing its financial statements are incorrect or are required to change, Sunlight’s reported results of operations, liquidity and financial condition may be adversely affected.

Risks Related to Sunlight

Sunlight is currently considering a range of strategic alternatives in order to maximize stakeholder value. The failure to consummate a suitable strategic alternative could have a material adverse impact on Sunlight’s business, financial condition and results of operations.

Sunlight is currently considering a range of strategic alternatives that may be available to Sunlight to maximize stakeholder value, including but not limited to financings, strategic alliances, or a possible business combination or sale of the business. Sunlight has engaged a financial advisory firm to help explore available strategic alternatives. Sunlight expects to devote significant time and resources to identifying and evaluating strategic transactions; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stakeholder value. Sunlight currently has no agreements or commitments to engage in any specific strategic alternative, and the Company’s exploration of various strategic alternatives may not result in any specific action or transaction. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders or a counterparty’s stockholders, and if Sunlight determines to engage in a strategic alternative, Sunlight cannot predict the impact that such strategic alternative might have on Sunlight’s operations or the prices of Sunlight’s securities. The failure to consummate a suitable strategic alternative could also have a material adverse impact on Sunlight’s securities prices, business, financial condition and results of operations.

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

Sunlight commenced operations as a “start-up” in 2015 and incurred net losses while developing its business, and may incur net losses in the future. These historical net losses were due to a number of factors, including incurring expenses to fund the development of Sunlight’s technology and the build out of its operational capacities (including, in 2018, as associated with the start of Sunlight’s home improvement line of business), obtaining financing and taking other actions associated with scaling a business generally, and lower revenues as Sunlight created its distribution channels through contractor relationships and funding networks for a diverse set of loan products. Sunlight expects to continue to incur substantial expenses as Sunlight expands its loan product offerings and operations and implements additional technology innovations and infrastructure to support its growth. In addition, as a public company, Sunlight will incur significant additional legal, accounting and other expenses that it did not incur as a private company. Sunlight can provide no assurance that its revenue will grow rapidly enough to absorb these expenses or other costs that it may incur. Sunlight’s ability to sustain profitability in both the short term and long term depends on a number of factors, across both its residential energy solar systems (“solar systems”) line of business and its line of business related to home improvements, such as roofing, siding, windows, doors, HVAC systems and insulation (collectively, referred to as “home improvements”), including:
•Sunlight’s ability to maintain its margins by stabilizing or lowering its cost of capital and/or increasing pricing as market interest rates rise with its existing funding partners and/or by engaging new capital providers on favorable economic terms to Sunlight;
•facilitating increased funded volumes through its existing contractor distribution channels and by adding additional contractors to the network of contractors selling Sunlight’s loan products;
•maintaining and expanding the funding commitments of existing capital providers and/or adding new capital providers to fund credit application volumes;
•maintaining a low cost structure by optimizing its operational processes across increasing funded volume; and
•Sunlight’s continuing ability to remain apace with the point of sale market by continuing to innovate and update its product offerings, services and technology.

Sunlight can provide no assurance that it will be able to sustain or increase its profitability in the future.

Worsening economic conditions from a rising rate of inflation, rising interest rates or other potential causes of economic distress could raise Sunlight’s cost of capital and/or reduce or eliminate the ability of Sunlight’s direct or indirect capital providers to continue funding loan volume at historical levels, thereby materially and adversely impacting Sunlight’s business, cash flows, financial condition and results of operations.

While interest rates have historically been low in recent years, various economic factors have recently resulted in a significant increase in the rate of inflation and interest rates, and may also increase unemployment, all of which could reduce consumer credit ratings, credit availability, and has, and may continue to, negatively impact the ability of Sunlight’s direct capital providers to continue funding loan volume at historical levels, which may adversely affect Sunlight’s margins, ability to facilitate new loans as forecasted and/or that are of the credit quality desired by Sunlight’s capital providers. Sunlight’s loans through the indirect channel are exposed to interest rate risk during the time of credit approval through loan funding until loan-sale, due to prices being set at the credit approval event at which time the value of the loan may have changed materially and therefore result in a lower or negative margin. As Sunlight’s capital providers adjust pricing to account for an increasing cost of funds to such capital providers and potential increased credit risk, or reduce or halt their loan volume commitments to Sunlight, it may erode Sunlight’s margins and negatively impact Sunlight’s future financial performance and the price of Sunlight’s Class A Common Stock, especially if Sunlight is unable to sufficiently raise the interest rate paid by homeowners who elect to finance their residential solar system with a loan offered by Sunlight while maintaining loan volume. Increased interest rates on residential solar loans may mean reduced savings to homeowners on their utility bills and over the life of the system, which could negatively impact demand for residential solar systems and therefor Sunlight solar loans. As well, in the event unemployment increases, this potential reduction in demand could be exacerbated. Both margin compression and/or reduction in demand for residential solar systems could have a material and adverse impact on the financial results of the Company.

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

During the period from December 31, 2020 to December 31, 2021, Sunlight funded approximately 15.0% of its total solar system loan volume and, during the period from December 31, 2020 to December 31, 2021, 98.2% of its home improvement loan volume in the Indirect Channel through a bank partnership arrangement. A reduction or elimination of loan volume capacity from such bank partner as a result of worsening economic conditions and credit tightening could adversely impact Sunlight’s margins, future financial performance, and the price of Sunlight’s Class A Common Stock. In addition, pursuant to the terms of such bank partnership arrangement, Sunlight must arrange for (i) the sale of solar system loans to a third party within 180 days from origination, and, (ii) the sale of certain home improvement loans to a third party if they have been on its bank partner’s balance sheet for greater than 12 months, subject to certain exceptions. If Sunlight is unable to facilitate the sale of loans held on its bank partner’s balance sheet and the bank is unwilling to expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel loans. In addition, Sunlight is required to purchase solar system loans funded through its bank partnership arrangement if those loans are charged off and home improvement loans funded through its bank partner if those loans are more than 60 days delinquent. If any of these events were to occur, they would have a material adverse impact on Sunlight’s liquidity and financial condition.

Currently a portion of solar system loans originated through Sunlight’s Platform and all home improvement loans originated through Sunlight’s Platform are funded by Sunlight’s bank partnership arrangement whereby loans are originated by Sunlight’s bank partner but held for sale to a third party. The terms of Sunlight’s bank partnership arrangement provide that such sales must occur within a certain period of time, subject to certain exceptions (180 days from origination for solar system loans and home improvement loans that have been on its bank partner’s balance sheet for greater than 12 months). While Sunlight has not been required to date to purchase solar system loans from its bank partner due to the expiration of Sunlight’s bank partner’s agreed hold period, Sunlight cannot be certain that fluctuations in the credit markets or other market, regulatory or business factors will not impede Sunlight’s ability to source such third-party purchasers in the future at favorable selling prices, which could result in Sunlight being required to purchase all or part of such unsold loans, or result in Sunlight being unable to fund future Indirect Channel loans, which would have a material adverse impact on Sunlight’s liquidity and financial condition. Sunlight’s arrangements with its bank partner also require that Sunlight purchase solar loans when subject to charge-off by Sunlight’s bank partner, and with respect to home improvement, any loan that becomes 60 days delinquent. For the year ended December 31, 2020, Sunlight repurchased, and wrote off, 49 loans from its bank partner, totaling $1.1 million, associated with the repurchase obligation concerning charge-offs and delinquencies. For the year ended December 31, 2021, Sunlight repurchased, and wrote off, 60 loans from its bank partner, totaling $1.3 million associated with the repurchase obligation concerning charge-offs and delinquencies. Sunlight acts as the administrator for its bank partner’s portfolio of Sunlight-facilitated loans, and Sunlight has access to comprehensive daily reporting regarding those loans, which allows it to track the status of loans, including days from origination, and monitors the performance of those loans on a loan-level basis.

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

Sunlight initiated its home improvement business in 2019 and its bank partner has originated approximately $278.5 million in home improvement loans through December 31, 2021. In February 2021, Sunlight entered into an indirect funding program agreement with a capital provider for the purchase of up to $400 million in home improvement loans from Sunlight’s bank partnership arrangement over an 18-month period. The foregoing agreement currently represents the sole commitment for the purchase of home improvement loans from Sunlight’s bank partnership arrangement and will require periodic extension. Additionally, in the fourth quarter of fiscal year 2021, Sunlight entered into a direct funding agreement with a capital provider for the purchase of home improvement loans. Based on market changes and shifts in credit appetite, Sunlight cannot predict whether its direct capital provider for home improvement loans will elect to continue its commitment in the future or whether Sunlight will be able to establish alternative direct funding relationships. In addition, Sunlight’s indirect home improvement loan funding program agreement contains covenants and agreements related to the origination of such loans and Sunlight’s financial condition similar to those described in the above paragraph with respect to program agreements for the purchase of solar system loans. If Sunlight’s existing indirect home improvement loan capital provider terminates its relationship with Sunlight and Sunlight is unable to procure alternative agreements with new third-party purchaser(s) of home improvement loans in a timely manner and on acceptable terms, or at all, or Sunlight is unable to procure alternative direct funding sources for its home improvement loans, then, Sunlight may be required to purchase any home improvement loans (with certain exceptions) that have been on its bank partner’s balance sheet for greater than 12 months, which could materially and adversely affect Sunlight’s liquidity and financial condition.

Restrictive covenants in certain of Sunlight’s debt agreements could limit its growth and its ability to finance its operations, fund its capital needs, respond to changing conditions and engage in other business activities that may be in Sunlight’s best interests, and failure to comply with any of these restrictions could result in acceleration of Sunlight’s debt. Further, failure to amend or extend Sunlight’s existing credit facility, which is currently set to expire in April 2023, could have a material adverse effect on Sunlight’s results of operations and financial position.

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

Sunlight’s risk management processes and procedures seek to appropriately balance risk and return and mitigate risks, and intend to identify, measure, monitor and control the types of risk to which Sunlight, its contractors and its capital providers are subject, including credit risk, market risk, liquidity risk, strategic risk and operational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. Market risk is the risk of loss due to changes in external market factors such as interest rates and inflation. Liquidity risk is the risk that financial conditions are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (e.g., natural disasters), compliance, reputational or legal matters and includes those risks as they relate directly to Sunlight as well as to third parties with whom Sunlight contracts or otherwise does business.

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

To the extent that Sunlight seeks to grow or strengthen its business and competitive position through future acquisitions, or other strategic investments, transactions or alliances, Sunlight may not be able to do so effectively.

Sunlight may in the future seek to grow its business by exploring potential acquisitions or other strategic investments, transactions or alliances. Sunlight may not be successful in identifying businesses or opportunities that meet its acquisition, expansion or partnership criteria. In addition, even if a potential acquisition target or other strategic investment or transaction is identified, Sunlight may not be successful in completing such acquisition, transaction, or integrating such new business or other investment in a way that allows Sunlight to realize the full benefits from such acquisition or transaction. Sunlight may face significant competition for acquisition and other strategic transaction or investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments. As a result of such competition, Sunlight may be unable to acquire certain assets or businesses, or take advantage of other strategic transaction or investment opportunities that Sunlight deems attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous. Any delay or failure on Sunlight’s part to identify, negotiate, finance on favorable terms, consummate and integrate any such acquisition, or other strategic investment, transaction or opportunity could impede Sunlight’s growth or negatively impact its business, results of operations and financial condition.

Even if Sunlight completes future acquisitions or strategic transactions, it may not ultimately strengthen its competitive position or achieve its goals and business strategy; Sunlight may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions or strategic transactions Sunlight completes could be viewed negatively by its customers, investors, and securities analysts; and Sunlight may incur costs and expenses necessary to address such concerns and/or an acquired company’s failure to comply with laws and governmental rules and regulations, including litigation expenses. Additionally, Sunlight may be subject to litigation or other claims in connection with the acquired company or any completed strategic transaction, including claims from terminated employees, former or existing stockholders or other third parties, which may differ from or be more significant than the risks Sunlight’s business faces. If Sunlight is unsuccessful at integrating future acquisitions, or the technologies and operations associated with such acquisitions, or completing desirable strategic investments or transactions, in a timely manner, the revenue and operating results Sunlight or, in the case of an acquisition, of the combined company, could be adversely affected. Any integration or strategic investment or transaction process may require significant time and resources, which may disrupt Sunlight’s ongoing business and divert management’s attention, and Sunlight may not be able to manage the integration or strategic investment or transaction process successfully or in a timely manner. Sunlight may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition or strategic investment or transaction, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions or strategic investments or transactions. Sunlight may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, strategic investments or transaction, each of which could adversely affect its financial condition, the market price or continued public listing of its Class A Common Stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions, strategic investments or transactions, could result in dilution to Sunlight’s stockholders. The occurrence of any of these risks could harm Sunlight’s business, operating results, and financial condition.

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

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards and net metering, to end-users, distributors, system integrators, and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These various forms of support for solar power are subject to change (as, for example, occurred in 2015 with Nevada’s decision to change net energy metering; in 2017 with California's adoption of new time-of-use rates that reduced the price paid to solar system owners for mid-day electricity production; in 2020 with California's adoption of building standards requiring the installation of solar systems on new homes; and though not currently enacted, net metering policy changes designed to materially reduce the benefit available under net metering were proposed in the states of California (which may be voted on in December 2022) and Florida (where the proposal was vetoed in April 2022), and are expected in the longer term to decline. Even changes that may be viewed as positive (such as extensions of U.S. tax credits related to solar power) can have negative effects if they result, for example, in delaying purchases that otherwise might have been made before expiration or scheduled reductions in such credits. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. The reduction, modification, or elimination of grid access, government mandates, or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our business and financial results.

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

Additionally, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight, experiences business disruption, a business failure or bankruptcy, or fails to supply, or perform the installation of, the solar system or home improvement product to the satisfaction of the customer, any of which may result in potential loan defaults which could have a material adverse impact on Sunlight’s results of operations. For example, in May 2021, Sunlight was advised by a significant contractor that it would discontinue use of Sunlight’s platform to source solar loans effective immediately. This contractor accounted for approximately 6.7% and, due to continuing pull-through after the discontinuation date, 9.5% of Sunlight’s total funded loan volumes during the years ended December 31, 2020 and December 31, 2021, respectively. In addition, in September 2022, one of Sunlight’s largest contractors ceased operations. This contractor accounted for approximately 7.4% and 9.1% of Sunlight’s total funded loan volumes during the years ended December 31, 2020 and December 31, 2021.

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

Sunlight maintains a primarily short-term capital advance program with certain contractors that provides such contractors with up-front working capital to pay for certain expenses for installation or the construction of solar systems and home improvements. Such capital advances may be paid to contractors prior to the commencement of such installation or construction, or at specified periods during the installation or construction process. The aggregate amount of advances available to a given contractor is based on a risk evaluation and tiering conducted by Sunlight’s commercial risk team that performs contractor underwriting generally, as well as additional oversight and periodic monitoring requirements, which may not be able to fully address all risks which could result in insufficient underwriting thereby resulting in an adverse impact to Sunlight’s business, results of operations and financial condition. In addition, at any time prior to completion of installation or construction of solar systems or home improvements, Sunlight is at risk for defaults if a contractor to whom such advances have been made fails to fully perform under its agreements with Sunlight or becomes insolvent prior to the completion of installation or construction. The ability of, or failure of, contractors to fully perform or maintain their solvency depends on a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting the solar system and home improvement industries, lack of availability of, and/or access to, as well as increases in the cost of, materials or labor for the installation or construction of solar systems or home improvements, due to global supply chain shortages and the increase in competition for skilled labor, permitting delays, natural disasters and management and cash flow levels. As of December 31, 2020, Sunlight had an aggregate of $35.4 million of outstanding advances to 141 contractors. Approximately 60.1% of those advances were made to four of Sunlight’s largest contractor relationships in terms of funded loan volume. As of December 31, 2021, Sunlight had an aggregate of $67.1 million of outstanding advances to 170 contractors. Approximately 71.6% of those advances were made to five of Sunlight’s largest contractor relationships in terms of funded loan volume. In the event that one or more contractors who receive such capital advances are unable to fully perform under their agreements with Sunlight or maintain their solvency, Sunlight has and may in the future lose a portion or all of the funds advanced to such contractor, need to modify the provisions of the capital advance program with such contractor on materially less favorable terms to Sunlight, incur additional operational, maintenance or legal expenses, or become subject to additional regulatory inquiries or potential litigation, any of which may have an adverse impact on Sunlight’s business, results of operations and financial condition. In September 2022, one of Sunlight’s largest contractors became insolvent, primarily driven by solar installation challenges that led to the contractor’s liquidity issues. As a result, Sunlight determined that it is probable Sunlight would be unable to collect all amounts owed according to the contractual terms and charged off $32.4 million in Advances. While Sunlight has completed reunderwriting of its advance program contractors, and does so on a recurring basis, there can be no assurance that future losses with respect to Sunlight’s advance program will not occur, that future modifications to Sunlight’s advance program will not be required, or that future additional operational, maintenance expenses, or legal expenses will not be incurred, any of which may have an adverse impact on Sunlight’s business, results of operations and financial condition.

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

If contractors fail to fulfill their obligations to consumers or fail to comply with applicable law, Sunlight may incur remediation costs.

Although Sunlight’s contractors are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, including in marketing their products and in describing the terms of loans facilitated by Sunlight from third-party lenders to the consumer, from time to time, contractors might not, or a consumer might allege, that they did not. This, in turn, can result in regulatory inquiries or claims or defenses against Sunlight’s originating bank partners, a loan purchaser, or in some cases Sunlight, even though Sunlight is not the lender or “holder” of the loan, or in loans being deemed uncollectible by the lender or loan purchaser due to the Federal Trade Commission’s Holder in Due Course Rule (the “Holder Rule”), or equivalent state laws. The Holder Rule requires the inclusion of a specific notice in consumer credit contracts evidencing debts arising from purchase money loan transactions. The notice provides that the holder of the consumer credit contract is subject to all claims and defenses which the debtor could assert against the seller of goods or services obtained with the proceeds of the consumer credit contract. In those cases where Sunlight is brought into such claims, Sunlight may decide that it is beneficial to remediate the situation, through assisting the consumers to get a refund, working with Sunlight’s originating bank partners to modify the terms of the loan or reduce the amount due, or through making a payment to the consumer, or otherwise. Historically, the cost of remediation has not been material to our business, but we make no assurance that it will not be in the future.

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

Sunlight has established a process whereby it evaluates each vendor to determine if such vendor is “critical” to Sunlight’s business. Sunlight defines “critical” as a vendor that, if unwilling or unable to provide its services or products to Sunlight for seven days, would potentially cause Sunlight to experience material harm to its business. Sunlight currently has 23 vendors qualified as critical. Most of these critical vendors relate to services provided to support Orange® and other related technology. No assurance can be given that any vendor critical to Sunlight’s business will not experience a prolonged business or system disruption, financial difficulties, including potential bankruptcy, or other circumstances that could cause such vendor to be unable to perform under its contract with Sunlight. Further, Sunlight cannot predict whether any critical vendor would choose to breach an agreement or not renew a contract in an effort to increase pricing or otherwise that a dispute will not occur between Sunlight and a critical vendor. If any of these events do occur, Sunlight will need to find a replacement and integrate such replacement vendor quickly. If Sunlight cannot locate an adequate replacement or cannot integrate the replacement vendor services quickly, Sunlight may have to alter its operations or experience business disruption itself, which would likely have a material adverse impact on Sunlight’s business, results of operations and financial condition.

Financial and Accounting-Related Risks

Sunlight’s projections are subject to significant risks, assumptions, estimates and uncertainties. As a result, Sunlight’s projected revenues, market share, expenses, profitability and any guidance it may publish from time to time may differ materially from its expectations.

Sunlight operates in a rapidly changing and competitive industries and Sunlight’s projections will be subject to the risks and assumptions made by management with respect to its industry. Operating results are difficult to forecast because they generally depend on a number of factors, including competition, Sunlight’s ability to attract and retain capital providers and contractors, general industry trends and financial market considerations. Additionally, as described under “—Sunlight’s revenue is impacted, to a significant extent, by the general economy, including supply chain disruptions, and the financial performance of its capital providers and contractors,” Sunlight’s business may be affected by reductions in consumer spending or loan volume capacity from time to time as a result of a number of factors that may be difficult to predict, including rising and volatile interest rates, inflation, negative consumer sentiment and a reduction of the general availability of capital to consumers. This may result in decreased revenue and Sunlight may be unable to adopt measures in a timely manner to compensate for any unexpected decline. This inability could cause Sunlight’s operating results in a given quarter to be higher or lower than expected. If actual results differ from Sunlight’s estimates, analysts may negatively react and Sunlight’s stock price could be materially adversely impacted.

Additionally, Sunlight may, from time to time, provide guidance regarding its future performance that represents management’s estimates as of the date such guidance is provided. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Sunlight’s ability to meet funded volume, cost, Adjusted EBITDA, free cash flow or any other forward-looking guidance is impacted by a number of factors including, but not limited to, changes in domestic and foreign business, market, financial, political and legal conditions; risks related to Sunlight’s business and the timing of expected business milestones or results; the effects of competition and regulatory risks, and the impacts of changes in legislation or regulations on Sunlight’s future business; the expiration, renewal, modification or replacement of the federal solar investment tax credit; the effects of the COVID-19 pandemic on Sunlight’s business or future results; and Sunlight’s ability to issue equity or equity-linked securities. Accordingly, Sunlight’s guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material. In addition, in circumstances where the above factors result in high volatility and unpredictability, Sunlight may determine to cease issuing earnings guidance, which could negatively impact the market price of Sunlight’s Class A Common Stock.

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

Sunlight qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, Sunlight is eligible for and takes advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-

Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Sunlight will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the shares of its Class A Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period and (iv) the last day of the fiscal year following November 30, 2025, the fifth anniversary of the initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act so long as Sunlight remains an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Sunlight may elect not to avail itself of this exemption from new or revised accounting standards and, therefore, it may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find Class A Common Stock of Sunlight less attractive because it will rely on these exemptions, which may result in a less active trading market for such Class A Common Stock and its stock price may be more volatile. Additionally, this may make comparison of Sunlight’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any of our equity securities during the nine months ended September 30, 2022 that were not registered under the Securities Act.

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of our common stock during the quarter ended September 30, 2022:

Periods	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c)Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(1)
July 1 to July 31, 2022(2)	732,831	$3.26	728,701	$45.6
August 1 to August 31, 2022(2)	1,160,259	3.45	1,156,129	41.7
September 1 to September 31, 2022(2)	710,193	2.94	706,197	39.6
Total for Quarter Ended September 30, 2022	2,603,283	3.26	2,591,027

(1) On May 16, 2022, Sunlight’s Board of Directors authorized a share repurchase program pursuant to which Sunlight may repurchase up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time. During the three months ended September 30, 2022, we repurchased and canceled $8.4 million of Common Class A shares leaving approximately $39.6 million remaining under the share repurchase program. In September 2022, the Company suspended share repurchases under the program to preserve liquidity in the current environment but may resume repurchases in the future.
(2) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 4,130 shares, 4,130 shares and 3,996 shares in July 2022, August 2022, and September, 2022, respectively, in connection with the surrender of shares to cover taxes on vesting of share-based awards, which are outside of the share repurchase program.

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

10.1*	Fourth Amendment to Loan and Security Agreement, dated September 20, 2022, by and between Sunlight Financial LLC and Silicon Valley Bank.
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
101
The following materials from Sunlight Financial Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Changes in Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements.

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
November 14, 2022

By:	/s/ Rodney Yoder
Rodney Yoder
Chief Financial Officer
(Principal Financial Officer)
November 14, 2022