Form 10-K
period 2022-12-31
Sunlight Financial Holdings Inc.
filed 2023-05-04
CIK 1821850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer    ☐    Accelerated filer    ☒
Non-accelerated filer    ☐    Smaller reporting company    ☒    Emerging growth company    ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock of the registrant held by non-affiliates as of June 30, 2022, was approximately $122.3 million. As of April 26, 2023, 85,401,353 shares of Class A Common stock, $0.0001 par value, and 44,973,227 shares of Class C common stock, par value $0.0001 per share, were outstanding.

SUNLIGHT FINANCIAL HOLDINGS INC.
FORM 10-K

PART I

Item 1. Business

Overview

Sunlight Financial Holdings Inc. (“Sunlight” or the “Company”) is a business-to-business-to-consumer, technology-enabled point-of-sale (“POS”) financing platform that provides residential solar and home improvement contractors the ability to offer seamless POS financing to their customers when purchasing residential solar systems or other home improvements. The resulting loans are funded by Sunlight’s capital providers. These loans are facilitated by Sunlight’s proprietary technology platform, Orange® (“Orange®” or the “Platform”), through which Sunlight offers instant credit decisions to homeowners nationwide at the POS on behalf of Sunlight’s capital providers. Since Sunlight’s founding in 2014 through December 31, 2022, Sunlight has facilitated over $9.0 billion of loans through the Platform in partnership with its contractor relationships.

To date, Sunlight has facilitated loans to more than 219,130 homeowners. As of December 31, 2022, residential solar systems and energy-efficient home improvement products, facilitated through Sunlight financings since May 2016, have prevented the emission of an estimated 37.5 million metric tons of carbon dioxide into the atmosphere. Sunlight has also executed the United Nations Climate Neutral Now Pledge, and its business was certified as carbon neutral for its fiscal year ending December 31, 2021 and is in the process of performing the required review to obtain certification for its fiscal year 2022.

Sunlight’s core business is facilitating loans made by Sunlight’s capital providers to the consumer customers of residential solar contractors. Sales of Sunlight-facilitated loan products are made by contractors in the context of selling residential solar systems to consumers, allowing homeowners to go solar with no money down. While only approximately 20% of residential solar system sales were financed with solar loans in 2015, an estimated 75% of residential solar loan sales were financed with solar loans in 2022. Solar loans made to finance residential solar systems through Sunlight’s Platform are made exclusively to homeowners. As of December 31, 2022, the average FICO score of all solar borrowers financed through Sunlight’s Platform is 748.

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

Relationships with Contractors

Sunlight’s network of residential solar system installers and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which Sunlight builds funded loan volume and earns platform fees.

Relationships with Capital Providers

Sunlight’s business model is dependent on its ability to connect its capital providers, who wish to build a portfolio of residential solar system or other home improvement loans, to the homeowner customers of the contractors in Sunlight’s distribution network, who wish to finance the purchase of a residential solar system or other home improvements. Sunlight earns a platform fee on each solar and home improvement loan facilitated through Orange®. The platform fee is generally equal to the difference, or the margin, between (i) the dealer fee that Sunlight charges to contractors for access to Orange® and for making the various Sunlight-offered loan products available to such contractors and (ii) the capital provider discount charged by the capital provider either funding or purchasing the loan in the direct and indirect channels, respectively (as described below). Sunlight’s business is therefore heavily dependent upon the availability of capital on attractive economic terms.

Sunlight categorizes its capital providers as being either in Sunlight’s direct or indirect channel. Sunlight maintains both channels to provide diversification of funding sources, access to funding for different types of loan products and for other strategic purposes. The ability of Sunlight to allocate loans to various capital providers, as well as the availability of the two different funding channels, creates flexibility and allows Sunlight to respond to shifting market conditions.

Direct channel capital providers fund Sunlight-facilitated solar or home improvement loans one-by-one directly onto their balance sheet via Orange®. Sunlight’s direct channel capital providers are depository institutions with the power and authority to originate loans such as banks and credit unions. Generally, direct channel capital providers choose to service the loans they originate. Sunlight currently has approximately one direct capital provider.

In the indirect channel, Sunlight’s allocation engine directs that certain solar and home improvement loans be funded on the balance sheet of Sunlight’s intermediary bank partner, Cross River Bank (“Bank Partner”) under the terms of loan agreements with the Bank Partner (the “Bank Partner Agreements”). These loans are aggregated, pooled and sold to indirect channel capital providers that cannot, or do not wish to, directly originate solar loans. The indirect channel capital provider relationship allows Sunlight to access a broader range of capital, which may include, among others, credit funds, insurance companies and pension funds. Indirect channel capital providers present a unique opportunity for Sunlight to access high quality and significant sources of funding that are diverse from traditional depository sources. Bank Partner is Sunlight’s only indirect channel provider.

See additional information and details regarding amendments to the Bank Partner Agreements in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and Outlook.

Sunlight’s Products

Sunlight-Facilitated Solar Loans. Sunlight facilitates a broad range of solar loan products, varying as to structure, tenor and interest rate, which are focused on differing contractor and consumer objectives and market dictates. Sunlight facilitates solar loan products structured to support the financing of residential solar systems as well as to meet other homeowner demands such as loans to:
•finance the acquisition of a solar battery to be retrofit to an existing homeowner solar system;
•provide financing for a residential solar system plus a new roof in the same loan as is often required to support the addition of the solar panels;
•finance solar in addition to other forms of home improvement projects; and
•finance solar roof products (solar roof tiles).
Sunlight’s solar loan products are secured and fixed rate, closed-end term loans. Specific terms are developed to address homeowner financing needs, amongst other factors as discussed below, and include tenors between 5 and 25 years with interest rates per annum ranging from 1.99% to 9.99%. Not all tenors are offered at each available interest rate and not all solar loan structures are offered at all tenors. For a solar loan, minimum principal amounts are generally $10,000 and maximum principal amounts are $150,000, all subject to qualification requirements.

Sunlight-Facilitated Home Improvement Loans. Home improvement loans facilitated by Sunlight through Orange® are unsecured, closed-end term loans. The structures applicable to loan products in the home improvement space tend to be more varied. Consumer demand includes payment structures that include delays in the start of payment obligations, periods of interest only payments, periods of principal only payments as well as straight-line amortizing fixed rate loans. Sunlight has developed a full range of loan products including different tenors that range from 3 to 15 years. Home improvement loans are often significantly smaller than solar loans with a minimum loan balance of $500 but can also be as large as $100,000. During the year ended December 31, 2022, interest rates on Sunlight-facilitated home improvement loan products ranged up to 11.99%. Similar to Sunlight-facilitated solar loans, Sunlight-facilitated home improvement loans offered through Orange® are determined by consumer demand, terms requested by Sunlight’s contractors (which may also be driven by the dealer fee charged to a contractor for a given loan product), availability of attractively-priced funding from Sunlight’s capital providers, the attractiveness of a given loan product measured by the production of related loan volume, the interest rate environment and other market factors and the regulatory and risk management concerns of Sunlight and its capital providers amongst other considerations. Sunlight home improvement loan products made up 15.2% of Sunlight’s funded loans and less than 5.0% of its revenue in fiscal year 2022.

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

Interest Rates

Sunlight’s business is significantly impacted by interest rates and the associated market for the sale of Indirect Channel Loans (as defined below). Interest rates rose rapidly during 2022, which impacted the pricing in the market for the sale of Indirect Channel Loans causing us to incur significant losses associated with the sale of Indirect Channel Loans because of the interest rate gap between the time the underlying Indirect Channel Loans were processed at a lower rate to a later time when Sunlight was able to monetize the Indirect Channel Loans after the interest rates increased. During the three months ended December 31, 2022, Sunlight recognized $22.7 million in negative platform fees in connection with indirect loan sales. While subject to significant uncertainty, Sunlight may incur negative platform fees between $45.0 million and $55.0 million in connection with a portfolio of funded but unsold loans the Bank Partner held at March 31, 2023, pursuant to loan agreements with the Bank Partner, a significant portion of which were credit approved prior to certain pricing actions that Sunlight took in the third and fourth quarters (such loans, “Backbook Loans”).

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

Intellectual Property

Sunlight seeks to protect its intellectual property by relying on a combination of federal, state, and common law rights in the United States, as well as on contractual measures. Sunlight protects its trademarks throughout the United States by making applicable trademark filings and further protects its trademarks and trade secrets via contractual provisions clearly establishing rights of use and Sunlight’s ability to terminate those rights, robust confidentiality provisions and other similar agreements. Sunlight also places appropriate restrictions on its proprietary information to control access and prevent unauthorized disclosures, a key part of its broader risk management strategy.

Sunlight currently maintains 12 trademarks and has one pending application for registration with the United States Patent and Trademark Office including, among others, registration of its name, “Sunlight Financial,” “Orange®,” Sunlight’s logo and other trade names for loan products or innovations developed and offered by Sunlight.

Regulation

Sunlight’s operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which Sunlight is subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. Sunlight, in conjunction with outside advisors and counsel, seeks to manage its business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to Sunlight’s activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict Sunlight’s ability to conduct its business activities in the manner in which they are now conducted. Changes in applicable regulatory and legal requirements, including changes in their enforcement or interpretation, could cause Sunlight to lose the ability to operate in certain states or result in Sunlight needing to apply for licensure in certain states, which could materially and adversely affect Sunlight’s business and its financial condition and results of operations.

Employees and Human Capital Management

At December 31, 2022, Sunlight employed 233 employees, including 232 full-time employees, in its Charlotte, North Carolina and New York, New York offices as compared to 216 employees, including 214 full-time employees, at December 31, 2021.

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

Strategic Investment Alternatives

As previously announced on November 14, 2022, Sunlight, with the assistance of its advisors and under the supervision of an Independent Committee of the Board of Directors, began to review strategic alternatives and explore available options for Sunlight, including selling Sunlight, raising additional capital (equity or debt) to finance its operations, implementing cost saving measures to preserve cash or a restructuring of Sunlight through a privately negotiated transaction or a court process. Sunlight has received interest from parties both in investing in Sunlight and in acquiring Sunlight.

On April 2, 2023 Sunlight Financial LLC, Sunlight and the Bank Partner, entered the Commitment and Transaction Support Agreement (Commitment & Transaction Support Agreement”) pursuant to which the parties have agreed to undertake the transactions (“Transactions”) described in the Commitment & Transaction Support Agreement, including, amendments to the Bank Partner Agreements, entry into a new secured term loan facility with the Bank Partner, and issuance of equity warrants entitling the Bank Partner or its designees to purchase shares of Sunlight’s Class A common stock.

Effective April 25, 2023, Sunlight, Sunlight LLC, and other subsidiary entities, as applicable, closed the Transactions contemplated by the Commitment & Transaction Support Agreement and entered into a Secured Term Loan with the Bank Partner (“Secured Term Loan”), amended and restated Bank Partner Agreements (the “Amended Bank Partner Agreements”), a Warrant Purchase Agreement with CRB Group, Inc. (the “Purchaser”), an affiliate of the Bank Partner (the “Warrant Purchase Agreement”) and issued the associated warrant to purchase shares of Sunlight’s Class A common stock (the “Warrant”) to the Purchaser. See additional information and details regarding the Transactions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and Outlook. These transactions align with the goals of the strategic alternatives process and the Board is continuing to review additional actions to maximize value for shareholders.

Information About our Executive Officers

The following table sets forth certain information with respect to our current executive officers as of May 4, 2023.

Name	Age	Position(s)
Matthew Potere	48	Chief Executive Officer and Director
Rodney Yoder	55	Executive Vice President and Chief Financial Officer
Timothy Parsons	45	Executive Vice President and Chief Operating Officer
Scott Mulloy	53	Executive Vice President and Chief Information Officer

Matthew Potere; Chief Executive Officer and Director

Mr. Potere is the Chief Executive Officer and a Class III member of the Sunlight Board of Directors. Mr. Potere served as Chief Executive Officer and a member of the board of directors for Sunlight Financial LLC from 2015 until consummation of the Business Combination. Prior to Sunlight Financial LLC, Mr. Potere served as a Senior Vice President responsible for Bank of America, N.A.’s home equity product from 2012 to 2015. Prior to Bank of America, Mr. Potere served as the Chief Operating Officer of Swift Financial from 2007 to 2010, and in various senior credit, marketing and operations roles at MBNA America Bank, N.A. from 1995 to 2006. Mr. Potere holds a B.A. in Criminal Justice from the University of Delaware.

Rodney Yoder; Executive Vice President and Chief Financial Officer

Mr. Yoder is the Executive Vice President and Chief Financial Officer of Sunlight and has served in such role since April 2022. Mr. Yoder has over 25 years of experience in financial planning, treasury, and consumer credit. Prior to Sunlight, Mr. Yoder served in increasing roles of responsibility at Barclays from 2010 until 2022, and served as Treasurer of Swift Financial from 2007 to 2010. Mr. Yoder started his career at MBNA America, which was acquired by Bank of America, where he spent 16 years in a variety of roles, including as CFO for Merchant Acquiring. Mr. Yoder holds a B.S. and an MBA from the Alfred Lerner College of Business & Economics from the University of Delaware.

Timothy Parsons; Executive Vice President and Chief Operating Officer

Mr. Parsons is the Executive Vice President and Chief Operating Officer of Sunlight. Mr. Parsons served as Sunlight Financial LLC’s Chief Operating Officer from 2016 until consummation of the Business Combination and was responsible for Sunlight Financial LLC’s credit risk management and operations. Prior to Sunlight Financial LLC, Mr. Parsons served as Director of Risk at Citigroup, Inc. from May 2011 to February 2016, where he led risk management for Citi’s Sears credit card portfolio. Prior to Citigroup, Inc., Mr. Parsons served in various senior credit, operations and analytics roles at Swift Financial, LLC, J.P. Morgan Chase & Co. and MBNA America Bank, N.A. Mr. Parsons holds a B.S. in Finance from the University of Delaware.

Scott Mulloy; Executive Vice President and Chief Information Officer

Mr. Mulloy is the Executive Vice President and Chief Information Officer of Sunlight. Mr. Mulloy served as Sunlight LLC’s Chief Information Officer from 2017 until consummation of the Business Combination. Prior to Sunlight LLC, Mr. Mulloy

served as Chief Technology Officer of JVL Ventures, LLC d/b/a Softcard from 2011 to 2015, and in various leadership positions at GE Capital, including as Chief Information Officer of GE Retail Finance and GE Commercial Finance, from 1994 to 2011. Mr. Mulloy holds a B.S. in Electrical Engineering from Clarkson University.

There are no familial relationships among the Sunlight directors and executive officers.

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

ITEM 1A. RISK FACTORS

These risk factors could materially affect our business, financial position, and results of operations. These risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of our business. You should carefully consider the following risk factors in addition to the other information included in this Form 10-K for the fiscal-year ended December 31, 2022, and should also carefully consider the matters addressed in the section herein entitled “Cautionary Statements and Risk Factor Summary.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and notes to the financial statements included herein.

Summary of Principal Risks Associated with Sunlight’s Business

•As of December 31, 2022 we were out of compliance with certain financial covenants in our existing credit facility and Bank Partner Agreements. While we have consummated the Transactions under the Commitment & Transaction Support Agreement with the Bank Partner to address our compliance issues under the Bank Partner Agreement and replace the existing credit facility, the Amended Bank Partner Agreements and our new credit facility with the Bank Partner, impose operating and financial restrictions on us. Our ability to manage our business in accordance with the terms of these new agreements is a key factor in achieving profitability.
•We have incurred a net loss and negative cash flows from operating activities in 2022. While we have consummated the Transactions contemplated by the Commitment & Transaction Support Agreement, these trends have continued into 2023 and will continue in the near term until we are able to fully benefit from the consummation of the Transactions.
•While we consummated the Transactions under the Commitment & Transaction Support Agreement with the Bank Partner, we must continue to work through the Backbook Loans and rapidly rising interest rate environment to stabilize our business and return to profitability. In our continuing efforts to do so, we may consider seeking strategic alternatives in order to sustain our business, and we cannot predict the impact that such strategic alternative might have on Sunlight’s operations or the prices of Sunlight’s securities.
•Our limited liquidity is materially and adversely affecting our business operations. While we have consummated the Transactions contemplated by the Commitment & Transaction Support Agreement, we will continue to implement cost saving measures and the Board is continuing to review additional actions to maximize value for shareholders.
•While the Amended Bank Partner Agreements and Secured Term Loan with the Bank Partner address our short term liquidity concerns, we must carefully manage our liquidity to comply with the new agreements and achieve long-term stability.
•Non-compliance on the part of third parties with whom we conduct business disrupts our business and adversely affects our financial conditions and operating results.
•We do not currently have an interest rate risk hedging program or seek to hedge interest rate risks associated with our Bank Partner Agreements, and therefore are not protected against significant increases in interest rates.
•Worsening economic conditions from rising interest rates, a rising rate of inflation, or other potential causes of economic distress could raise Sunlight’s cost of capital and/or reduce or eliminate the willingness of Sunlight’s direct or indirect capital providers to continue funding loan volume at historical levels, thereby materially and adversely impacting Sunlight’s business, cash flows, financial condition and results of operations.
•The ongoing COVID-19 pandemic and other health epidemics and outbreaks, including the rise of variants of COVID-19, could adversely affect Sunlight’s business, results of operations and financial condition.
•While Sunlight has obtained amended terms under the Amended Bank Partner Agreements, if Sunlight is unable to facilitate the sale of loans held on its Bank Partner’s balance sheet to comply with the total loan cap and the Bank Partner is unwilling to further expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel Loans.
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
•The current electrician shortage adversely impacts our business, financial condition, and results of operations.
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

Risks Related to Sunlight and its Liquidity

As of December 31, 2022, we were out of compliance with certain financial covenants in our existing credit facility and Bank Partner Agreements. While we have consummated the Transactions contemplated by the Commitment & Transaction Support Agreement with the Bank Partner to address our compliance issues under the Bank Partner Agreement and replace the existing credit facility, the Amended Bank Partner Agreements (defined below) and our new credit facility with the Bank Partner, impose operating and financial restrictions on us. Our ability to manage our business in accordance with the terms of these new agreements is a key factor in achieving profitability.

At December 31, 2022, Sunlight was a party to the Loan and Security Agreement, dated as of April 26, 2021 (the “Loan and Security Agreement”), with a revolving credit lender, Silicon Valley Bank (“SVB”) that contains financial covenants that requires Sunlight to maintain minimum liquidity, EBITDA and available takeout commitment levels on a quarterly basis. As a result of the platform fee losses in the fourth quarter of 2022, Sunlight did not meet the EBITDA requirement as of December 31, 2022. Due to this covenant breach, SVB was contractually entitled to request for immediate repayment of the outstanding debt obligation. Sunlight has borrowed approximately $20.6 million under the Loan and Security Agreement, which matures in April 2023. In connection with the new Secured Term Loan with the Bank Partner Sunlight repaid $3.6 million outstanding under the Loan and Security Agreement and terminated the SVB Revolver and all agreements related thereto.

In addition, Sunlight is a party to the Bank Partner Agreements that originates solar and home improvement loans on its balance sheet through Sunlight’s proprietary technology platform Orange® (the “Indirect Channel Loans”), that it holds on its balance sheet until directed by us in the ordinary course of its business to sell them to investors. While the Bank Partner is the owner of the loans, Sunlight retains economic exposure to them until they are sold. At December 31, 2022, the Bank Partner held, pursuant to the Bank Partner Agreements, a portfolio of funded but unsold loans that in total exceed the loan cap in the Bank Partner Agreement, and Sunlight was unable to sell the loans and therefore was in default under the agreement. Effective April 25, 2023, Sunlight entered into the Amended Bank Partner Agreements and the Secured Term Loan with the Bank Partner to address our compliance issues under the Bank Partner Agreement and replace the existing credit facility with SVB.

While the Amended Bank Partner Agreements and the Secured Term Loan address our compliance issues under the agreements outstanding at December 31, 2022, they impose financial and other restrictive covenants upon us. These financial and other restrictive covenants place certain limitations on our operations and impose financial compliance requirements on us. Our ability to manage our business in accordance with the terms of these new agreements is a key factor in achieving profitability. Our ability to comply with these financial and other restrictive covenants may be affected by factors beyond our control, including prevailing economic, financial and industry conditions. We may fall out of compliance with these covenants in the future, which could materially and adversely affect our business, financial condition, and results of operations.

We have incurred a net loss and negative cash flows from operating activities in 2022. While we have consummated the Transactions contemplated by the Commitment & Transaction Support Agreement, these trends have continued into 2023 and will continue in the near term until we are able to fully benefit from the consummation of the Transactions.

We recorded a net loss of $315.9 million and negative cash flows from operations of $25.6 million for the year ended December 31, 2022, which includes a goodwill impairment charge of $445.8 million and a $32.4 million write-off of advances made to a contractor. This net loss was due to a number of factors, including the $32.4 million write-off of advances made to the contractor, the unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 that has reduced Sunlight’s Direct Channel capital provider capacity, increased Sunlight’s reliance on the Indirect Channel, and affected Sunlight’s ability to profitably monetize Indirect Channel loans originated at lower interest rates. As a result, Sunlight has experienced, and will continue to experience, losses and reduced cash generated from operations in the near term and will continue in the near term until we are able to fully benefit from the consummation of the Transactions.

While we have consummated the Transactions under the Commitment & Transaction Support Agreement with the Bank Partner, we must continue to work through the Backbook Loans and rapidly rising interest rate environment to stabilize our business and return to profitability. In our continuing efforts to do so, we may consider seeking strategic alternatives in order to sustain our business and we cannot predict the impact that such strategic alternative might have on Sunlight’s operations or the prices of Sunlight’s securities.

While we have consummated the Transactions under the Commitment & Transaction Support Agreement under which we entered into the Amended Bank Partner Agreements and a Secured Term Loan with the Bank Partner, we must continue to work through the Backbook Loans and rapidly rising interest rate environment to stabilize our business and return to profitability. In our continuing efforts to do so, we may consider seeking strategic alternatives in order to sustain our business. Sunlight cannot predict the impact that such strategic alternative might have on Sunlight’s operations or the prices of Sunlight’s securities.

Our limited liquidity is materially and adversely affecting our business operations. While we have consummated the Transactions contemplated by the Commitment & Transaction Support Agreement, we will continue to implement cost saving measures and the Board is continuing to review additional actions to maximize value for shareholders.

We require certain capital resources in order to operate our business and our limited liquidity is materially and adversely affecting our business operations. We are highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our access to capital and debt markets is significantly limited. While we have consummated the Transactions under the Commitment & Transaction Support Agreement we must continue to carefully manage our liquidity and implement cost saving measures to preserve cash. The Board is continuing to review additional actions to maximize value for shareholders.

While the Amended Bank Partner Agreements and Secured Term Loan with the Bank Partner address our short term liquidity concerns, we must carefully manage our liquidity to comply with the new agreements and achieve long-term stability.

At December 31, 2022, our business was not generating enough cash flow from operations to service our Bank Partner Agreements and Loan and Security Agreement. Effective April 25, 2023, we entered into Amended Bank Partner Agreements and a Secured Term Loan with the Bank Partner. While the Amended Bank Partner Agreements and Secured Term Loan with the Bank Partner address our short term liquidity concerns, we must carefully manage our liquidity to comply with the new agreements and achieve long term stability. Our failure to comply with the new agreements could result in a default of our obligations under those agreements, which would adversely affect our business, financial condition and operating results, and our long-term stability.

Non-compliance on the part of third parties with whom we conduct business disrupts our business and adversely affects our financial conditions and operating results.

In September 2022, one of our largest contractors experienced a liquidity shortfall that caused the installer to substantially wind down its business by the end of that month and to begin liquidation of its business in October 2022. As a result, we determined we would be unable to collect all amounts advanced to it as part of Sunlight’s contractor advance program and took a non-cash charge of $32.4 million on such advances. Sunlight has re-underwritten all other contractors in the advance program and has taken actions to further reduce its exposure to counterparty risk, including by reducing advance limits, reducing the advance rate per job, increasing pricing for contractors in this program and eliminating advance eligibility for certain contractors. We also continue to proactively monitor contractors in this program for changes in their risk profile. However, despite these measures there are no assurances that other contractors may not default on their obligations to us, which could materially and adversely affect our business, financial condition and results of operations.

We do not currently have an interest rate hedging program or seek to hedge interest rate risks associated with our Bank Partner Agreements, and therefore are not protected against significant increases in interest rates.

We do not currently have an interest rate risk hedging program or seek to hedge interest rate risks associated with our Bank Partner Agreements. Accordingly, when interest rates rose rapidly during 2022 it caused us to incur significant losses associated with the sale of Indirect Channel Loans because of the interest rate gap between the time the underlying Indirect Channel loan were processed at a lower rate to a later time when Sunlight was able to monetize the Indirect Channel loan after the interest rates have increased. We are currently seeking to hedge interest rates going forward, however, there can be no assurance that our hedging activity will be effective, or that future market conditions or our financial condition in the future will enable us to maintain an effective interest rate risk hedging program, and we have already incurred significant losses by not having a hedging program in place.

Worsening economic conditions from rising interest rates, a rising rate of inflation, or other potential causes of economic distress could raise Sunlight’s cost of capital and/or reduce or eliminate the willingness of Sunlight’s direct or indirect capital providers to continue funding loan volume at historical levels, thereby materially and adversely impacting Sunlight’s business, cash flows, financial condition and results of operations.

While interest rates have historically been low in recent years, various economic factors have recently resulted in a significant increase in the rate of inflation and interest rates, and may also increase unemployment, all of which could reduce consumer credit ratings, credit availability, and has, and may continue to, negatively impact the ability of Sunlight’s direct capital providers to continue funding loan volume at historical levels, which may adversely affect Sunlight’s margins, ability to facilitate new loans as forecasted and/or that are of the credit quality desired by Sunlight’s capital providers. Sunlight’s loans through the indirect channel are exposed to interest rate risk during the time of credit approval through loan funding until loan-sale, due to prices being set at the credit approval event at which time the value of the loan may have changed materially and therefore result in a lower or negative margin. As Sunlight’s capital providers adjust pricing to account for an increasing cost of funds to such capital providers and potential increased credit risk, or reduce or halt their loan volume commitments to Sunlight, it may erode Sunlight’s margins and negatively impact Sunlight’s future financial performance and the price of Sunlight’s Class A Common Stock, especially if Sunlight is unable to sufficiently raise the interest rate paid by homeowners who elect to finance their residential solar system with a loan offered by Sunlight while maintaining loan volume. Increased interest rates on residential solar loans may mean reduced savings to homeowners on their utility bills and over the life of the system, which could negatively impact demand for residential solar systems and therefore Sunlight solar loans. As well, in the event unemployment increases, this potential reduction in demand could be exacerbated. Both margin compression and/or reduction in demand for residential solar systems could have a material and adverse impact on the financial results of the Company.

The ongoing coronavirus (“COVID-19”) pandemic and other health epidemics and outbreaks, including the rise of variants of COVID-19, could adversely affect Sunlight’s business, results of operations and financial condition.

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

During the year ended December 31, 2022, Sunlight funded approximately 26.8% of its total solar system loan volume and 76.7% of its home improvement loan volume in the Indirect Channel through its Bank Partner Agreements. A reduction or elimination of loan volume capacity from such Bank Partner as a result of worsening economic conditions and credit tightening could adversely impact Sunlight’s margins, future financial performance, and the price of Sunlight’s Class A Common Stock. While Sunlight has obtained amended terms under the Amended Bank Partner Agreements Sunlight must still arrange for the sale of solar system loans to a third party and the sale of certain home improvement loans to a third party to comply with the applicable total loan cap. If Sunlight is unable to facilitate the sale of loans held on its Bank Partner’s balance sheet and the bank is unwilling to further expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel Loans. In addition, Sunlight is required to purchase solar system loans and home improvement loans funded through its Bank Partner Agreements under certain conditions. If any of these events were to occur, including under the terms of the Amended Bank Partner Agreements, they would have a material adverse impact on Sunlight’s liquidity and financial condition.

A portion of solar system loans originated through Sunlight’s Platform and all home improvement loans originated through Sunlight’s Platform are funded by Sunlight’s Bank Partner Agreements, and will continue to be funded under the Amended Bank Partner Agreements, whereby loans are originated by Sunlight’s Bank Partner but held for sale to a third party. The terms of Sunlight’s Bank Partner Agreements during 2022 provided that such sales must occur within a certain period of time, subject to certain exceptions (180 days from origination for solar system loans and home improvement loans that have been on its Bank Partner’s balance sheet for greater than 12 months). The amended terms of Sunlight’s Bank Partner Agreements provide that such sales must occur within a certain period of time, subject to certain exceptions (initially 360 days from origination, reducing to 210 days from origination on the 181st day after the Amended Bank Partner Agreements became effective). While Sunlight has not been required to date to purchase solar system loans from its Bank Partner due to the expiration of Sunlight’s Bank Partner’s agreed hold period, Sunlight cannot be certain that fluctuations in the credit markets or other market, regulatory or business factors will not impede Sunlight’s ability to source such third-party purchasers in the future at favorable selling prices, which could result in Sunlight being required to purchase all or part of such unsold loans, or result in Sunlight being unable to fund future Indirect Channel Loans, which would have a material adverse impact on Sunlight’s liquidity and financial condition. Sunlight’s arrangements with its Bank Partner during 2022 also required that Sunlight purchase solar loans when subject to charge-off by Sunlight’s Bank Partner, and with respect to home improvement, any loan that becomes 60 days delinquent. For the year ended December 31, 2020, Sunlight repurchased, and wrote off, 49 loans from its Bank Partner, totaling $1.1 million, associated with the repurchase obligation concerning charge-offs and delinquencies. For the year ended December 31, 2021, Sunlight repurchased, and wrote off, 71 loans from its Bank Partner, totaling $1.5 million associated with the repurchase obligation concerning charge-offs and delinquencies. For the year ended December 31, 2022, Sunlight repurchased, and wrote off, 113 loans from its Bank Partner, totaling $3.0 million associated with the repurchase obligation concerning charge-offs and delinquencies. The Amended Bank Partner Agreements require Sunlight to repurchase loans (i) that fail to meet the standards set forth in the program guidelines set forth in the Amended Bank Partner Agreements, (ii) that the Bank Partner determines in good faith that any fraud, error, omission, misrepresentation, negligence or similar occurrence with respect to such loan, materially and adversely affecting loan quality, has taken place on the part of the borrower or that would impair the rights of the Bank Partner, and (iii) that the Bank Partner has repurchased from a loan purchaser pursuant the Amended Bank Partner Agreements. Sunlight acts as the administrator for its Bank Partner’s portfolio of Sunlight-facilitated loans, and Sunlight has access to comprehensive daily reporting regarding those loans, which allows it to track the status of loans, including days from origination, and monitors the performance of those loans on a loan-level basis.

Sunlight cannot predict whether indirect funding capital providers will continue to purchase solar system and home improvement loans from Sunlight’s Bank Partner. In addition, Sunlight’s indirect funding program agreements contain covenants and agreements relating to the origination of such loans and Sunlight’s financial condition. If Sunlight materially breaches these conditions and fails to cure them in the time allotted, the relevant capital provider may terminate its relationship with Sunlight and new capital providers may be unwilling to purchase solar system and home improvement loans from Sunlight’s Bank Partner. Such covenants and agreements generally include, among others, obligations related to funding volumes, concentration limits on certain loan products, Fair Isaac Corporation (“FICO”) score requirements, agreements related to Sunlight’s legal compliance in the origination process, underwriting requirements and milestone or other payment requirements. If an existing indirect capital provider terminates its relationship with Sunlight and Sunlight is unable to procure alternative agreements with new purchaser(s) of solar system and home improvement loans or increase commitments from other existing indirect capital providers in a timely manner and on acceptable terms, or at all, Sunlight’s business and results of operations could be materially and adversely affected.

Sunlight initiated its home improvement business in 2019 and its Bank Partner has originated approximately $278.5 million in home improvement loans through December 31, 2022. In February 2021, Sunlight entered into an indirect funding program agreement with a capital provider for the purchase of up to $400 million in home improvement loans from Sunlight’s Bank Partner Agreement over an 18-month period. Sunlight is currently in negotiations to extend the solar and home improvement funding program agreements with such capital provider. Additionally, in the fourth quarter of fiscal year 2021, Sunlight entered into a direct funding agreement with a capital provider for the purchase of home improvement loans; however, during the first quarter of 2023, this capital provider elected to pause funding of home improvement loans. Based on market changes and shifts in credit appetite, Sunlight cannot predict whether its direct capital provider for home improvement loans will elect to continue its commitment in the future or whether Sunlight will be able to establish alternative direct funding relationships. In addition, Sunlight’s indirect home improvement loan funding program agreement contains covenants and agreements related to the origination of such loans and Sunlight’s financial condition similar to those described in the above paragraph with respect to program agreements for the purchase of solar system loans. If Sunlight’s existing indirect home improvement loan capital provider terminates its relationship with Sunlight and Sunlight is unable to procure alternative agreements with new third-party purchaser(s) of home improvement loans in a timely manner and on acceptable terms, or at all, or Sunlight is unable to procure alternative direct funding sources for its home improvement loans, then, Sunlight may be required to purchase any home improvement loans (with certain exceptions) that have been on its Bank Partner’s balance sheet for greater than 12 months, which could materially and adversely affect Sunlight’s liquidity and financial condition.

Restrictive covenants in certain of Sunlight’s debt agreements could limit its growth and its ability to finance its operations, fund its capital needs, respond to changing conditions and engage in other business activities that may be in Sunlight’s best interests, and failure to comply with any of these restrictions could result in acceleration of Sunlight’s debt.

Sunlight’s Secured Term Loan imposes operating and financial restrictions on Sunlight. These restrictions limit Sunlight’s ability to, among other things:
•dispose of assets;
•make changes in business, management or business locations;
•incur additional indebtedness;
•make investments or loans;
•create liens;
•consummate mergers and acquisitions and events constituting a change of control;
•make restricted payments;
•make investments in unrestricted subsidiaries;
•enter into transactions with affiliates;
•make capital expenditures; and
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

A breach of any of these covenants or Sunlight’s inability to comply with the required financial ratios or financial condition tests could result in a default under Sunlight’s Secured Term Loan that, if not timely cured or waived, could result in acceleration of all indebtedness outstanding thereunder and cross-default rights under other debt arrangements of Sunlight. In addition, in the event of an event of default under Sunlight’s Secured Term Loan, the Bank Partner could accelerate such indebtedness and require repayment of all borrowings outstanding thereunder. Sunlight cannot be certain that it will have cash available in the future to repay its debt facility in the event that it becomes necessary to do so. If the amounts outstanding under Sunlight’s Secured Term Loan or any of its other indebtedness, whether now or in the future, were to be accelerated and Sunlight did not have sufficient assets to repay in full the amounts owed to the lenders or to other debt holders, such parties could foreclose on the collateral granted by Sunlight to such debt holders, which could materially adversely affect Sunlight’s liquidity and financial condition or its ability to qualify as a going concern.

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

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards and net metering, to end-users, distributors, system integrators, and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These various forms of support for solar power are subject to change (as, for example, occurred in 2015 with Nevada’s decision to change net energy metering; in 2017 with California's adoption of new time-of-use rates that reduced the price paid to solar system owners for mid-day electricity production; in 2020 with California's adoption of building standards requiring the installation of solar systems on new homes; and net metering policy changes designed to materially reduce the benefit available under net metering in the states of California (which takes effect April 2023) and Florida (where the proposal was vetoed in April 2022), and are expected in the longer term to decline. Even changes that may be viewed as positive (such as extensions of U.S. tax credits related to solar power) can have negative effects if they result, for example, in delaying purchases that otherwise might have been made before expiration or scheduled reductions in such credits. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. The reduction, modification, or elimination of grid access, government mandates, or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our business and financial results.

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

Additionally, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight, experiences business disruption, a business failure or bankruptcy, or fails to supply, or perform the installation of, the solar system or home improvement product to the satisfaction of the customer, any of which may result in potential loan defaults which could have a material adverse impact on Sunlight’s results of operations. For example, in May 2021, Sunlight was advised by a significant contractor that it would discontinue use of Sunlight’s platform to source solar loans effective immediately. This contractor accounted for approximately 6.7% and, due to continuing pull-through after the discontinuation date, 9.5% and 1.2% of Sunlight’s total funded loan volumes during the years ended December 31, 2020, December 31, 2021, and December 31, 2022 respectively. In addition, in September 2022, one of Sunlight’s largest contractors ceased operations. This contractor accounted for approximately 7.4%, 9.1%, and 3.9% of Sunlight’s total funded loan volumes during the years ended December 31, 2020, December 31, 2021, and December 31, 2022 respectively.

For the fiscal years ended December 31, 2020, December 31, 2021, and December 31, 2022, Sunlight’s top ten contractors accounted for approximately 42%, 45% and 41% of the total funded loan volumes for such periods, respectively.

The current electrician shortage adversely impacts our business, financial condition, and results of operations.

Labor is a primary component of operating our business. Our ability to achieve our operating goals depends on our ability to have a network of contractors to install solar panels for consumers, which requires electricians. The current electrician shortage in the United States has led to increased costs, such as increased overtime to meet demand, and an inability to construct solar panels for consumers in a timely manner, which has a material adverse impact on our business, financial condition, and results of operations. This and other factors may also delay utilities from granting permission to operate residential solar.

Sunlight’s capital advance program exposes it to potential losses in the event that a contractor fails to fully perform under its agreements with Sunlight or becomes insolvent prior to completion of the underlying installation or construction, which losses could have an adverse impact on Sunlight’s business, results of operations and financial condition.

Sunlight maintains a primarily short-term capital advance program with certain contractors that provides such contractors with up-front working capital to pay for certain expenses for installation or the construction of solar systems and home improvements. Such capital advances may be paid to contractors prior to the commencement of such installation or construction, or at specified periods during the installation or construction process. The aggregate amount of advances available to a given contractor is based on a risk evaluation and tiering conducted by Sunlight’s commercial risk team that performs contractor underwriting generally, as well as additional oversight and periodic monitoring requirements, which may not be able to fully address all risks which could result in insufficient underwriting thereby resulting in an adverse impact to Sunlight’s business, results of operations and financial condition. In addition, at any time prior to completion of installation or construction of solar systems or home improvements, Sunlight is at risk for defaults if a contractor to whom such advances have been made fails to fully perform under its agreements with Sunlight or becomes insolvent prior to the completion of installation or construction. The ability of, or failure of, contractors to fully perform or maintain their solvency depends on a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting the solar system and home improvement industries, lack of availability of, and/or access to, as well as increases in the cost of, materials or labor for the installation or construction of solar systems or home improvements, due to global supply chain shortages and the increase in competition for skilled labor, permitting delays, natural disasters and management and cash flow levels. As of December 31, 2020, Sunlight had an aggregate of $35.4 million of outstanding advances to 141 contractors. Approximately 60.1% of those advances were made to four of Sunlight’s largest contractor relationships in terms of funded loan volume. As of December 31, 2021, Sunlight had an aggregate of $67.1 million of outstanding advances to 170 contractors. As of December 31, 2022, Sunlight had an aggregate of $52.1 million of outstanding advances to 388 contractors. Approximately 71.6% of those advances were made to five of Sunlight’s largest contractor relationships in terms of funded loan volume. In the event that one or more contractors who receive such capital advances are unable to fully perform under their agreements with Sunlight or maintain their solvency, Sunlight has and may in the future lose a portion or all of the funds advanced to such contractor, need to modify the provisions of the capital advance program with such contractor on materially less favorable terms to Sunlight, incur additional operational, maintenance or legal expenses, or become subject to additional regulatory inquiries or potential litigation, any of which may have an adverse impact on Sunlight’s business, results of operations and financial condition. In September 2022, one of Sunlight’s largest contractors became insolvent, primarily driven by solar installation challenges that led to the contractor’s liquidity issues. As a result, Sunlight determined that it is probable Sunlight would be unable to collect all amounts owed according to the contractual terms and charged off $32.4 million in Advances. While Sunlight has completed re-underwriting of its advance program contractors, and does so on a recurring basis, there can be no assurance that future losses with respect to Sunlight’s advance program will not occur, that future modifications to Sunlight’s advance program will not be required, or that future additional operational, maintenance expenses, or legal expenses will not be incurred, any of which may have an adverse impact on Sunlight’s business, results of operations and financial condition.

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

Although Sunlight’s contractors are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, including in marketing their products and in describing the terms of loans facilitated by Sunlight from third-party lenders to the consumer, from time to time, contractors might not, or a consumer might allege, that they did not. This, in turn, can result in regulatory inquiries or claims or defenses against Sunlight’s originating Bank Partner, a loan purchaser, or in some cases Sunlight, even though Sunlight is not the lender or “holder” of the loan, or in loans being deemed uncollectible by the lender or loan purchaser due to the Federal Trade Commission’s Holder in Due Course Rule (the “Holder Rule”), or equivalent state laws. The Holder Rule requires the inclusion of a specific notice in consumer credit contracts evidencing debts arising from purchase money loan transactions. The notice provides that the holder of the consumer credit contract is subject to all claims and defenses which the debtor could assert against the seller of goods or services obtained with the proceeds of the consumer credit contract. In those cases where Sunlight is brought into such claims, Sunlight may decide that it is beneficial to remediate the situation, through assisting the consumers to get a refund, working with Sunlight’s originating bank partners to modify the terms of the loan or reduce the amount due, or through making a payment to the consumer, or otherwise. Historically, the cost of remediation has not been material to our business, but we make no assurance that it will not be in the future.

Sunlight’s rebate program with certain of its contractors may be utilized by such contractors to a greater degree in certain periods, resulting in decreased fee income from its contractor partners, which could have a material adverse impact on Sunlight’s revenues during those periods.

Sunlight offers rebates to certain of its contractor partners in exchange for volume commitments. In general, the contractors with these rebate arrangements realize a rebate on funded loans originated over an agreed period of time (for example, one year) provided that the agreed volume of funded loan origination was achieved by that contractor. Sunlight accrues for such rebates on at least a quarterly basis based on the estimated amount of the rebate, but the accrual may be less than the actual rebate earned by a contractor or contractors when the rebate is required to be paid if volume is higher than anticipated in certain periods. If that occurs, Sunlight may be required to record a charge for rebates that is larger than would be the case if its accrual matched the rebates actually earned. If such a charge occurs, Sunlight’s revenues for the applicable quarterly period may be adversely impacted.

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

Sunlight relies on third-party capital providers to originate solar system and home improvement loans through Sunlight’s Platform to third party borrowers. As Sunlight’s business grows, Sunlight will need additional funding sources for those loans to third party borrowers, either from its existing capital providers or by entering into program funding agreements with new capital providers. Sunlight’s failure to obtain funding commitments in an amount needed to fund its projected loan volume, or Sunlight’s failure to extend its existing commitments or identify new capital providers on economic terms similar to or better than what Sunlight currently has with its existing capital providers, could have a material adverse impact on Sunlight’s business, results of operations and financial condition.

Additionally, Sunlight’s funding program agreements generally have automatic renewal provisions, but Sunlight cannot predict whether a capital provider will elect to terminate their commitment in the future, or change product or pricing terms in such a way as to negatively impact Sunlight’s margins or ability to offer competitive products. Even with a commitment, if the capital provider raises its pricing or eliminates products, the commitment could be of limited to no value to Sunlight. Many factors may influence the ability or willingness of Sunlight’s existing capital providers to renew their annual capital commitments and the terms on which such renewals are made, including, but not limited to, changes in economic conditions, including credit markets and interest rates, adverse trends or events affecting the lending industry or industries that Sunlight serves, changes in strategy by capital providers, the overall attractiveness of the returns that may be realized from solar system or home improvement loans by capital providers from their relationship with Sunlight, Sunlight’s performance and the performance of loans originated through Sunlight’s Platform and changes in legislation and regulations that affect Sunlight or capital providers. Sunlight cannot predict its third-party capital providers’ appetite to continue originating solar system or home improvement loans or other risks to such parties’ businesses that could cause any such party to not renew their loan funding program with Sunlight or to continue to offer Sunlight attractive terms to do so.

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

Dependence by Sunlight on one capital provider or a group of similarly situated capital providers that would be impacted similarly by market factors subjects Sunlight to concentration risk. In 2020, 2021, and 2022, respectively, one capital provider, Technology Credit Union, funded 47.4%, 32.1%, and 11.7% of Sunlight’s funded solar system loan volume. Also, although in separate geographical jurisdictions, in those same years, 84.3%, 81.4%, and 73.2%, respectively, of Sunlight’s total solar system loan volume was funded by credit unions, which could have similar market, regulatory or other risks that could simultaneously impact their ability to continue to originate solar system loans through Sunlight. In 2022, a number of direct capital providers indicated they had significantly limited loan volume capacity. Sunlight’s continued growth could be materially and adversely affected if this or any other of its capital providers or a group of them were not able to or determined not to continue to fund solar loans facilitated by Sunlight, and Sunlight was not able to attract additional capital providers to replace that funding capacity. Capital providers could determine to stop funding solar loans for different reasons that are outside of Sunlight’s control such as a desire to diversify their own asset bases, changes in the market or regulatory requirements or other circumstances.

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

Sunlight has established a process whereby it evaluates each vendor to determine if such vendor is “critical” to Sunlight’s business. Sunlight defines “critical” as a vendor that, if unwilling or unable to provide its services or products to Sunlight for seven days, would potentially cause Sunlight to experience material harm to its business. Sunlight currently has 22 vendors qualified as critical. Most of these critical vendors relate to services provided to support Orange® and other related technology. No assurance can be given that any vendor critical to Sunlight’s business will not experience a prolonged business or system disruption, financial difficulties, including potential bankruptcy, or other circumstances that could cause such vendor to be unable to perform under its contract with Sunlight. Further, Sunlight cannot predict whether any critical vendor would choose to breach an agreement or not renew a contract in an effort to increase pricing or otherwise that a dispute will not occur between Sunlight and a critical vendor. If any of these events do occur, Sunlight will need to find a replacement and integrate such replacement vendor quickly. If Sunlight cannot locate an adequate replacement or cannot integrate the replacement vendor services quickly, Sunlight may have to alter its operations or experience business disruption itself, which would likely have a material adverse impact on Sunlight’s business, results of operations and financial condition.

Financial and Accounting-Related Risks

Sunlight’s projections are subject to significant risks, assumptions, estimates and uncertainties. As a result, Sunlight’s projected revenues, market share, expenses, profitability and any guidance it may publish from time to time may differ materially from its expectations.

Sunlight operates in a rapidly changing and competitive industry and Sunlight’s projections will be subject to the risks and assumptions made by management with respect to its industry. Operating results are difficult to forecast because they generally depend on a number of factors, including competition, Sunlight’s ability to attract and retain capital providers and contractors, general industry trends and financial market considerations. Additionally, as described under “—Sunlight’s revenue is impacted, to a significant extent, by the general economy, including supply chain disruptions, and the financial performance of its capital providers and contractors,” Sunlight’s business may be affected by reductions in consumer spending or loan volume capacity from time to time as a result of a number of factors that may be difficult to predict, including rising and volatile interest rates, inflation, negative consumer sentiment and a reduction of the general availability of capital to consumers. This may result in decreased revenue and Sunlight may be unable to adopt measures in a timely manner to compensate for any unexpected decline. This inability could cause Sunlight’s operating results in a given quarter to be higher or lower than expected. If actual results differ from Sunlight’s estimates, analysts may negatively react and Sunlight’s stock price could be materially adversely impacted.

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

Sunlight qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, Sunlight is eligible for and takes advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Sunlight will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the shares of its Class A Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.2 billion (as adjusted for inflation pursuant to SEC rules from time to time) or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period and (iv) the last day of the fiscal year following November 30, 2025, the fifth anniversary of the initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act so long as Sunlight remains an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Sunlight may elect not to avail itself of this exemption from new or revised accounting standards and, therefore, it may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find Class A Common Stock of Sunlight less attractive because it will rely on these exemptions, which may result in a less active trading market for such Class A Common Stock and its stock price may be more volatile. Additionally, this may make comparison of Sunlight’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Sunlight cannot guarantee that it will repurchase its common stock pursuant to Sunlight’s share repurchase program or that Sunlight’s share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of Sunlight’s common stock and could diminish Sunlight’s cash reserves.

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

A recent Delaware Court of Chancery ruling has created uncertainty regarding the validity of the approval of our authorized shares of common stock which could adversely impact the Company until the underlying procedural issues are definitively resolved.

Sunlight held a special meeting of stockholders on July 8, 2021 where, among other things, the Class A and Class B common stockholders voted together to approve an amendment to its charter to increase the number of shares of capital stock authorized thereunder (the “Charter Amendment”), which were incorporated into our Second Amended and Restated Certificate of Incorporation as part of the Company’s business combination. While the Company obtained a majority of the then-outstanding shares of both our Class A and Class B common stock, voting as a single class, to approve the Charter Amendment, it did not obtain a separate vote of the Class A and Class B common stock on the Charter Amendment.

In December 2022, the Delaware Court of Chancery issued a decision in Garfield v. Boxed, Inc., 2022 WL 17959766 (Del. Ch. Dec. 27, 2022) that created uncertainty regarding the validity of the approval of the Charter Amendment and whether a separate vote of the Class A and Class B common stock would have been required under Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”). The Company has reviewed the implications of the court’s decision in Garfield. We have observed that some companies with comparable Delaware governing documents who also obtained a single combined class vote of its stockholders to approve a similar charter amendment have filed petitions in the Delaware Court of Chancery asking the court to validate the applicable charter amendment under Section 205 of the DGCL. To date, the Delaware Court of Chancery has approved all such petitions.

Our own analysis determined that a separate class vote to adopt the Charter Amendment was not necessary, we continue to believe that a separate vote of the Company’s Class A and Class B common stock was not required to approve the Charter Amendment, and we have received no demands or inquiries from our stockholders regarding any potential uncertainty surrounding our Charter Amendment. Furthermore, we have determined that while a separate Class A and Class B common stock vote was not taken at the meeting, over a majority of the Class A common stock, when treated as a separate class, and all of the Class B common stock, did approve the Charter Amendment.

While the Company does not currently believe that it is necessary to file a petition with the Delaware Court of Chancery, the potential uncertainty with respect to the Charter Amendment could adversely impact the Company until the underlying procedural issues are definitively resolved.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Sunlight's principal executive offices are located in leased office space at 101 N. Tryon Street, Charlotte, North Carolina 28246. As of December 31, 2022, Sunlight leases office space in locations including New York and North Carolina. Sunlight does not own any real property. Sunlight uses each facility for its single operating segment and considers them to be suitable and adequate for the management and operations of its business.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed in the Company's Form 10-Q for the Quarterly Period Ended March 31, 2022 filed with the SEC on May 16, 2022, a complaint was filed by the Attorney General of the State of Minnesota entitled State of Minnesota v. Brio Energy LLC d/b/a Pure Solar Energy et al., Case No. 27-CV-22-6187 (Minn. D. Ct. 4th Dist.), in the District Court for the Fourth Judicial District in the State of Minnesota (the “Court”) on April 22, 2022. The complaint alleged that the solar companies named therein (the "Solar Defendants") used deceptive and misleading sales tactics in violation of certain Minnesota laws, and sought to hold the Company, among others, liable for any alleged misconduct of the Solar Defendants under the Minnesota “Holder Rule”. Sunlight entered into a Consent Judgment on January 10, 2023, pursuant to which Sunlight provided $9,619.05 in monetary relief while denying the allegations contained in the lawsuit.

On December 16, 2022, Kathie Fung filed a putative securities fraud class action lawsuit in the Southern District of New York (Case No. 1:22-cv-10658) against the Company and certain of our current and former officers and directors. The lawsuit alleges that the defendants made materially false and/or misleading statements and failed to disclose material adverse facts about Sunlight’s business, operations, and financial prospects. Specifically, the lawsuit alleges that Sunlight’s positive statements about Sunlight’s business, operations, and financial prospects were materially misleading because Sunlight allegedly lacked effective internal controls and oversight that led to Sunlight taking a non-cash advance receivables impairment charge exceeding $30 million in September 2022. The lawsuit seeks compensatory damages and the recovery of fees, including attorneys’ fees. After the complaint was filed, Matthew Millunchick was named as lead plaintiff. An amended complaint is due May 22, 2023 and the Company’s subsequent response is due on or before July 21, 2023. Sunlight believes the lawsuit and the allegations contained therein are without merit and intends to vigorously defend against the litigation.

On March 10, 2023, a group of plaintiffs, including Claude Mumpower, among others, filed a putative class action lawsuit in the United States Bankruptcy Court for the Western District of North Carolina (Case No. 22-50228) against Power Home Solar LLC, Jayson Waller, Sunlight Financial LLC, Dividend Solar Finance LLC, Goodleap LLC, Solar Mosaic Inc., Cross River Bank, Technology Credit Union, Digital Federal Credit Union, Addition Federal Credit Union, SLST Underlying Trust 2020-1, and Does 1-10. The lawsuit alleges that sales representatives of Power Home Solar LLC made materially false and/or misleading statements to consumers about the efficiency, effectiveness, benefits, and costs of the solar panel systems being sold by Power Home Solar LLC, and misled consumers about the availability of federal solar tax incentives. The lawsuit seeks to hold the defendants involved in financing consumers’ purchases of solar panel systems, including but not limited to Sunlight, liable for these alleged misrepresentations. The lawsuit seeks injunctive relief, rescission, compensatory damages, treble damages, statutory damages, punitive damages, and the recovery of attorneys’ fees. Sunlight believes the lawsuit and the allegations contained therein are without merit and plans to vigorously defend against them.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Sunlight's Class A Common Stock has been listed and is traded on the New York Stock Exchange ("NYSE") under the symbol "SUNL" since the closing of the Business Combination. Prior to the Business Combination, Class A shares of Spartan Acquisition Corp. II traded on the NYSE under the symbol "SPRQ." There is no established public trading market for Sunlight’s Class B shares or Class C Common Stock.

Holders of Record

Based on information made available to Sunlight by Sunlight’s transfer agent, as of April 26, 2023, there were approximately 43 record holders of Sunlight’s Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, no record holders of Sunlight’s Class B shares as there are no Class B shares currently outstanding, and 17 record holders of Sunlight’s Class C Common Stock.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Common Stock

The table below sets forth the information with respect to repurchases made by or on behalf of Sunlight or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of its Class A Common Stock during the three months ended December 31, 2022.

	Total Number of Shares Purchased(a)	Average Price Paid per Share
October 1, 2022 to October 31, 2022	4,130	$1.21
November 1, 2022 to November 30, 2022	3,999	1.81
December 1, 2022 to December 31, 2022	4,128	1.29
Total for Quarter Ended December 31, 2022	12,257	1.43
a.Represents shares surrendered to cover taxes on vesting of share-based awards.

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

Our ability to implement our business strategy is subject to numerous risks, as more fully described under Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, among others:
•As of December 31, 2022 we were out of compliance with certain financial covenants in our existing credit facility and Bank Partner Agreements. While we have consummated the Transactions under the Commitment & Transaction Support Agreement with the Bank Partner to address our compliance issues under the Bank Partner Agreement and replace the existing credit facility, the Amended Bank Partner Agreements and our new credit facility with the Bank Partner, impose operating and financial restrictions on us. Our ability to manage our business in accordance with the terms of these new agreements is a key factor in achieving profitability.
•We have incurred a net loss and negative cash flows from operating activities in 2022. While we have consummated the Transactions contemplated by the Commitment & Transaction Support Agreement, these trends have continued into 2023 and will continue in the near term until we are able to fully benefit from the consummation of the Transactions.
•While we consummated the Transactions under the Commitment & Transaction Support Agreement with the Bank Partner, we must continue to work through the Backbook Loans and rapidly rising interest rate environment to stabilize our business and return to profitability. In our continuing efforts to do so, we may consider seeking strategic alternatives in order to sustain our business, and we cannot predict the impact that such strategic alternative might have on Sunlight’s operations or the prices of Sunlight’s securities.
•Our limited liquidity is materially and adversely affecting our business operations. While we have consummated the Transactions contemplated by the Commitment & Transaction Support Agreement we will continue to implement cost saving measures and the Board is continuing to review additional actions to maximize value for shareholders.
•While the Amended Bank Partner Agreements and Secured Term Loan with the Bank Partner address our short term liquidity concerns, we must carefully manage our liquidity to comply with the new agreements and achieve long-term stability.
•Non-compliance on the part of third parties with whom we conduct business disrupts our business and adversely affects our financial conditions and operating results.
•We do not currently have an interest rate risk hedging program or seek to hedge interest rate risks associated with our Bank Partner Agreements, and therefore are not protected against significant increases in interest rates.
•Worsening economic conditions from rising interest rates, a rising rate of inflation, or other potential causes of economic distress could raise Sunlight’s cost of capital and/or reduce or eliminate the willingness of Sunlight’s direct or indirect capital providers to continue funding loan volume at historical levels, thereby materially and adversely impacting Sunlight’s business, cash flows, financial condition and results of operations.
•The ongoing COVID-19 pandemic and other health epidemics and outbreaks, including the rise of variants of COVID-19, could adversely affect Sunlight’s business, results of operations and financial condition.
•While Sunlight has obtained amended terms under the Amended Bank Partner Agreements , if Sunlight is unable to facilitate the sale of loans held on its Bank Partner’s balance sheet to comply with the total loan cap and the Bank Partner is unwilling to further expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel Loans.
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
•The current electrician shortage adversely impacts our business, financial condition, and results of operations.
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

Recent Developments and Outlook

Commitment & Transaction Support Agreement. As previously reported, on April 2, 2023 Sunlight Financial LLC (“Sunlight”), a wholly owned subsidiary of Sunlight Financial Holdings Inc. (the “Company”), the Company and Cross River Bank (“CRB”), entered into a Commitment and Transaction Support Agreement (the “Commitment & Transaction Support Agreement”) pursuant to which the parties agreed to undertake the transactions contemplated under the Commitment & Transaction Support Agreement pursuant to definitive documents that remained subject to negotiation and completion (“Definitive Documents”). Effective April 25, 2023 (the “Closing Date”), the parties and certain of their affiliates agreed to and executed the Definitive Documents and closed the transactions contemplated by the Commitment & Transaction Support Agreement as described below.

Amended CRB Agreements. The Amended CRB Agreements provide, among other things:

•a requirement that the Company establish a pricing and capital markets committee responsible for setting dealer discounts, interest rates, capital markets activity, policies relating to hedging, and other terms related to the Company’s loan products and executing any sales of loans held by CRB pursuant to the Amended CRB Agreements and to provide CRB with observer rights and a right to attend all meetings held by the committee, subject to exclusions where CRB is the loan purchaser;
•modifications to the procedures for submitting credit approvals;

•a modification to the cap on the total loans held by CRB at any time as provided below, measured on the last day of the calendar month, with a grace period election for loan sales executed during the seven (7) business days following the last day of a calendar month. The Company will be entitled to six (6) grace period elections in any twelve-month period:

Month(s) Ending	Bank Cap
April 30, 2023 and May 31, 2023	Waived
June 30, 2023 and July 31, 2023	$550 million
August 31, 2023, September 30, 2023, and October 31, 2023	$500 million
November 30, 2023 and each month thereafter	$400 million (plus the Additional Capacity, if any). Additional Capacity is the lesser of (i) the Cash Collateral Amount divided by 5% and (ii) $100 million.

•modifications to the Loan Purchase Trigger Date (as defined in the Amended Solar Loan Sale Agreement) related to each loan held on CRB’s balance sheet;
•a revised tiered fee structure and provision for certain fees accrued through June 30, 2023 to be payable in additional Tranche 1 Loans (as defined below);
•the Company will use best efforts to amend the Master Services Agreement dated January 13, 2020, between CRB, the Company, and Turnstile Capital Management, LLC (the “Servicer”) on or before July 1, 2023 to cause the Servicer to remit various cash payments associated with loans into an account held by CRB;
•effective on the Closing Date and continuing until full repayment to CRB of all outstanding obligations, the Company will provide CRB with a pari passu first lien security interest in all assets of the Company as defined in the Secured Term Loan; and
•waiver by CRB of any defaults known by CRB to be existing under the CRB Agreements.

•Secured Term Loan with CRB. On the Closing Date, Sunlight, as borrower, entered into a Loan and Security Agreement with CRB, and with SL Financial Holdings Inc., (“SL Financial”) as guarantor (the “Secured Term Loan”).The Secured Term Loan consists of loan commitments for two tranches of loans providing for Tranche 1 Loans and Tranche 2 Loans (each as defined below). The Secured Term Loan, and all other obligations of Sunlight to CRB are secured by a first lien perfected security interest in all Sunlight’s and SL Financial’s assets. The Secured Term Loan matures on October 25, 2025 ( the “Maturity Date”). The Secured Term Loan provides loan commitments under two sub- facilities. The $38.8 million Tranche 1 facility (the “Tranche 1 Loans”) will be used to repay all outstanding borrowings under the SVB Facility, pay fees and accrued interest due under the Loan Program Agreements and for general corporate purposes. The $49.8 million Tranche 2 facility (the “Tranche 2 Loans” and, collectively with the “Tranche 1 Loans” the “Facility Loans”) will be used for deferred loan sale proceeds and to pay fees and capitalized interest.

No scheduled principal payments are due until the first anniversary of the Closing Date. Commencing with the first full month after the first anniversary of the Closing Date, Sunlight is required to make equal monthly principal payments in an amount equal to 4% of the aggregate amount of the Facility Loans funded or deemed funded through the first anniversary of the CRB Closing Date. On the Maturity Date, all remaining unpaid amounts of principal and interest must be repaid in full.

An upfront fee equal to $2,658,000, payable upon the closing date of the Secured Term Loan will be paid in kind and added to the outstanding amount the Facility Loans. An unused fee equal to 14% per annum of the difference between (a) the Maximum Covered Loan Sale Amount (as defined in the Secured Term Loan) minus any commitment reductions with respect to Tranche 2 Term Loans since the Closing Date and (b) the aggregate principal amount of Tranche 2 Term Loans then outstanding will be payable monthly in kind and added to the outstanding amount of Tranche 2 Loans.

The aggregate principal outstanding amount of loans under the Secured Term Loan (including capitalized or accrued and unpaid interest and any fees, the upfront fee and the unused fee) shall not exceed $100 million. The Secured Term Loan is subject to mandatory prepayment under certain conditions, which prepayments may be allocated to Tranche 1 or Tranche 2 loans at the option of the Company and Sunlight. Additionally, the Company and Sunlight will be required to prepay the Secured Term Loan in full upon a liquidation, winding up, change of control, merger, sale of all or substantially all of the assets of Sunlight, or a transaction that results in the Company becoming privately held. Sunlight may, at its option, prepay the Secured Term Loans and/or permanently reduce and terminate unused loan commitments, in each case, in part or full at any time prior to the maturity date with no penalties; which prepayments and/or commitment reductions may be allocated to Tranche 1 Loans and/or Tranche 2 loans at the option of Sunlight.

The Secured Term Loan contains customary restrictive covenants for facilities of its type, which include, among other things, limitations on use of proceeds, dispositions, changes in business, management or business locations, change of control, mergers or acquisitions, indebtedness, liens, restricted payments, dividends or any other payments to equity, investments, transactions with affiliates, and capital expenditures, subject to certain customary baskets and exceptions. The Secured Term Loan also includes a financial covenant requiring minimum liquidity (unrestricted an unencumbered cash and cash equivalents held by Sunlight) in deposit accounts or securities accounts in an amount equal to or greater than $20 million, measured as of the end of each calendar month and requires that Sunlight maintain unrestricted cash in an aggregate amount of not less than (a) during the two-week period after the Closing Date, $20 million, and (b) thereafter, the greater of (x) $20 million and (y) 75% of Sunlight’s cash, in accounts with CRB or its affiliates.

The Secured Term Loan also contains customary events of default that would permit the lenders to accelerate the loans, including, among other things, the failure to make timely payments when due under the Secured Term Loan or other material indebtedness as described in the Secured Term Loan, the failure to satisfy covenants contained in the Secured Term Loan, specified events of bankruptcy and insolvency, a material event of default under the Amended Loan Program Documents or any other agreement with CRB.

CRB Warrant. On the Closing Date the Company entered into a Warrant Purchase Agreement (the “Purchase Agreement") with CRB Group, Inc. (“Purchaser”), pursuant to which the Company issued to Purchaser a stock purchase warrant (the “Warrant”) exercisable for up to 25,944,541 shares (“Warrant Shares”) subject to certain adjustments, of Class A common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at a per share price of $0.01, subject to certain adjustments and vesting as described below. On the Closing Date, the Warrant vested and became exercisable with respect to 12,907,080 Warrant Shares. The remaining portion of the Warrant with respect to 13,037,461 Warrant Shares, subject to certain adjustments, will vest and become exercisable on April 27, 2024; provided, however, if the payment in full of the Secured Term is paid in full prior to such date or a Change of Control (as defined in the Secured Term Loan) occurs prior to such date, such number of Warrant Shares equal to the product of the following equation shall immediately vest and become exercisable and the remainder of the unvested Warrant Shares shall be forfeited and not be exercisable: (i) (A) the number of days that elapsed between the date hereof and the Acceleration Date (inclusive of the Acceleration Date) divided by (B) 366, multiplied by (ii) 13,037,461.

Liquidity and Ability to Operate as a Going Concern. While we have consummated the Transactions under the Commitment & Transaction Support Agreement, without the benefit of the Transactions contemplated thereby, based on recurring losses from operations and negative cash flows from operations for the year ended December 31, 2022, as well as cash and liquidity projections, there would have been substantial doubt about our ability to continue as a going concern for the next twelve months. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Revolving Credit Facility with SVB Debt Refinancing and Breach of Financial Covenants Waiver. The Loan and Security Agreement with SVB required Sunlight to maintain minimum liquidity, EBITDA and available takeout commitment levels on a quarterly basis. As a result of the platform fee losses in the fourth quarter of 2022, Sunlight did not meet the EBITDA requirement as of December 31, 2022. Additionally, without the benefit of Transactions, breaches of other significant agreements, including the Bank Partner Agreements, could have triggered a cross default under the Loan and Security Agreement with SVB. In connection with the execution of the Secured Term Loan Sunlight repaid $3.6 million outstanding under the Loan and Security Agreement and terminated the agreement and all agreements related thereto. While the Amended Bank Partner Agreements and the Secured Term Loan address our compliance issues under the agreements outstanding at December 31, 2022, they impose financial and other restrictive covenants upon us. These financial and other restrictive covenants place certain limitations on our operations and impose financial compliance requirements on us. Our ability to manage our business in accordance with the terms of these new agreements is a key factor in achieving profitability.

Sales of Certain Funded Indirect Channel Loans with Bank Partner. The Bank Partner originates the Indirect Channel Loans on its balance sheet through Sunlight’s proprietary technology platform, Orange®, that the Bank Partner holds on its balance sheet until directed by the Company in the ordinary course of its business to sell them to investors, including credit funds, insurance companies and pension funds. While the Bank Partner is the owner of the loans, Sunlight retains economic exposure to them until they are sold. The Bank Partner currently holds, pursuant to the Bank Partner Agreements, the Backbook Loans. Sunlight sold a material portion of the Backbook Loans in December 2022, to comply with the Bank Partner Agreements and other similar agreements with capital providers, resulting in negative platform fees of $22.3 million in the fourth quarter of 2022. As of March 31, 2023, the aggregate principal amount of loans held by the Bank Partner pursuant to the Bank Partner Agreements was $764.0 million. The Company expects to sell the remaining Backbook Loans in 2023 that, even in light of the Amended Bank Partner Agreements, could result in additional losses and negative platform fees between $45.0 million and $55.0 million on the loans held by the Bank Partner at March 31, 2023.

Strategic Alternative Investment Partner(s). While we have consummated the Transactions under the Commitment & Transaction Support Agreement and entered into Amended Bank Partner Agreements and the Secured Term Loan with the Bank Partner, we must continue to work the Backbook Loans and rapidly rising interest rate environment to stabilize our business and return to profitability. In our continuing efforts to do so, we may consider seeking strategic alternatives in order to sustain our business. Sunlight cannot predict the impact that such strategic alternative might have on Sunlight’s operations or the prices of Sunlight’s securities.

December Amendments to Bank Partner Agreements with the Bank Partner. In December 2022, Sunlight and its Bank Partner amended the Indirect Channel Loan Program for Solar and Home Improvement that govern the terms and conditions with respect to originating and servicing the Indirect Channel Loans. Sunlight shall continue to arrange for the sale of certain Indirect Channel Loans, or participations, to therein, to third parties (“Indirect Channel Loan Purchasers”). This contractual arrangement incorporates interest rate and credit risks related to the risk of default on Indirect Channel Loans held by its Bank Partner that results from a borrower’s inability or unwillingness to make contractually required payments. In connection with entering into the Bank Partner Amendment, the Bank Partner also agreed to an omnibus waiver of certain potential breaches and defaults under the Existing Bank Partner Agreements by Sunlight through April 2023, including any required compliance with any applicable loan cap under the Bank Partner Agreements (the “Bank Partner Waiver”).

Impact of Rapid and Significant Increase in Interest Rates. During 2022, interest rates have increased rapidly and significantly. The macro-economic impact of these significant interest rate increases had a material impact on Sunlight’s business, profitability and cash-flow in the near term. First, these rapid interest rate increases have resulted in a significant shift in reliance from Sunlight’s Direct Channels to its Indirect Channel, which is less profitable and creates additional risk of rising rates between the time that the underlying Indirect Channel loan is processed at a lower interest rate to a later time when Sunlight is able to monetize Indirect Channel Loans after interest rates have increased. As a result, Sunlight incurred losses relating to its current portfolio of Indirect Channel Loans because of this interest rate gap. Losses associated with the sale of these loans are recorded by the Company as negative platform fees. In response to rapidly rising interest rates, Sunlight implemented several increases in dealer fees charged to contractors during the second half of 2022 and during the first quarter of 2023, as well as eliminated certain products that are difficult to finance in the current interest rate environment. Sunlight facilitated platform fee loans reflecting the dealer fee increases starting in the fourth quarter of 2022 and continued during 2023.

Partnership Unit Exchange. In January 2023, holders of 2,314,143 Class EX units of Sunlight Financial LLC exchanged their Class EX units, along with a corresponding number of Class C shares of the Company, for 2,305,426 Class A shares of the Company at $1.29 per Class A share. The Company issued 997,399 Class A shares, net of applicable tax withholding, and delivered 1,308,027 Class A shares held in treasury in connection with this exchange.

Executive Overview

Sunlight’s revenue is primarily attributable to platform fees earned by Sunlight for facilitating the origination of solar and home improvement loans by its capital providers.

For the periods prior to the Business Combination, Sunlight presents the results of operations for Sunlight Financial LLC and its consolidated subsidiary (the “Predecessor”), which does not include the results of operations for Spartan. For the periods after the Business Combination, Sunlight presents the results of operations for Sunlight Financial Holdings Inc. and its consolidated subsidiaries, including Sunlight Financial LLC (the “Successor”). The year ended December 31, 2022 and the period of July 10, 2021 through December 31, 2021 (the Successor Period”) includes the results of operations for the Successor. The period from January 1, 2021 through December 31, 2021 (the “Combined Annual Period”) includes the results of operations for the Successor during the Successor Period and the results of operation for the Predecessor during the period January 1, 2021 through July 9, 2021 (the “Predecessor Year-to-Date Period”). Sunlight believes that the discussion of Sunlight’s combined operational results, while on different bases of accounting related to the application of purchase accounting, is appropriate as Sunlight highlights operational changes as well as purchase accounting related items.

The Year Ended December 31, 2022 Compared to the Combined Annual Period

•Sunlight facilitated the origination of $2.9 billion of loans for the year ended December 31, 2022, representing an increase of 14.7% from $2.5 billion of loans during the Combined Annual Period.
•Revenue was $98.5 million for the year ended December 31, 2022, representing a decrease of 14.1% from $114.7 million for the Combined Annual Period.
•Net loss was $511.9 million for the year ended December 31, 2022, which includes a goodwill impairment charge of $445.8 million and a $32.4 million write-off of advances made to a contractor, compared with $241.0 million for the Combined Annual Period.
•Adjusted Net Loss was $22.2 million for the year ended December 31, 2022, compared with Adjusted Net Loss of $40.5 million for the Combined Annual Period.
•Adjusted EBITDA was $(35.7) million for the year ended December 31, 2022, compared with $52.9 million for the Combined Annual Period.

As discussed more fully in “—Results of Operations,” Sunlight’s Net Income (Loss), Adjusted Net Income (Loss), and Adjusted EBITDA for the Combined Year-to-Date Period includes the effects from the Business Combination and is presented on a basis different than those measures for the Predecessor Year-to-Date Period.

Adjusted EBITDA

Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable GAAP measure, is included in “—Non-GAAP Financial Measures.” The following charts depict Adjusted EBITDA and other key performance measures for the year ended December 31, 2022 and the Combined Annual Period (USD in thousands):

a.Includes the results of operations for the Combined Annual Period. Refer to “—Key Performance Measures” and “—Results of Operations” for amounts related to those periods.

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

The following table sets forth key performance measures for the year ended December 31, 2022 and the Combined Annual Period (USD in thousands, except percentages):

	Successor(a)		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period	Percentage Change(b)
Funded Loans(c)	$2,896,238	$1,214,754	$1,309,504	$2,524,258	14.7%
Direct Channel Funded Loans	1,912,801	923,848	1,048,232	1,972,080	(3.0)
Indirect Channel Funded Loans	983,437	290,906	261,272	552,178	78.1
Platform Fee Loans(d)	2,505,067	1,228,022	1,318,644	2,546,666	(1.6)
Direct Channel Platform Fee Loans	1,912,801	923,848	1,048,232	1,972,080	(3.0)
Indirect Channel Platform Fee Loans	592,266	304,174	270,412	574,586	3.1
Revenue	98,506	61,674	53,064	114,738	(14.1)
Net Income (Loss)	(511,936)	(247,084)	6,131	(240,953)	112.5
Adjusted Net Income (Loss)	(22,182)	21,789	18,689	40,478	n.m.
Adjusted EBITDA	(35,691)	29,644	23,260	52,904	n.m.
a.Funded Loans, Platform Fee Loans, and Revenues were not materially impacted by the Business Combination for the year ended December 31, 2022 and the Combined Annual Period. Refer to “—Results of Operations” for a discussion of the effects of the Business Combination on Net Income (Loss), Adjusted Net Income (Loss), and Adjusted EBITDA.
b.Change represents the year ended December 31, 2022 compared to the Combined Annual Period.
c.Sunlight facilitated home improvement loans of $441.5 million, $130.1 million, and $81.2 million that were funded during the year ended December 31, 2022 and the periods from July 10, 2021 through December 31, 2021 and January 1, 2021 through July 9, 2021, respectively.
d.Sunlight facilitated home improvement platform fee loans of $379.0 million, $94.9 million, and $102.0 million that were funded during the year ended December 31, 2022 and the periods from July 10, 2021 through December 31, 2021, and January 1, 2021 through July 9, 2021, respectively.

Funded Loans. Sunlight refers to the aggregate principal balance of the loans facilitated through Orange®, and funded by Sunlight’s capital provider, during a given period, as “funded loans.” Direct channel capital providers fund Sunlight-facilitated solar or home improvement loans one-by-one directly onto their balance sheet via Orange®. Sunlight’s direct channel capital providers are depository institutions with the power and authority to originate loans such as banks and credit unions. In the indirect channel, Sunlight’s intermediary Bank Partner originates solar and home improvement loans, as directed by Sunlight’s allocation engine, on its balance sheet. These loans are aggregated, pooled, and sold to indirect channel capital providers that cannot, or do not wish to, directly originate solar or home improvement loans. The indirect channel capital provider relationship allows Sunlight to access a broader range of capital, which may include, among others, credit funds, insurance companies, and pension funds.

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

The contracts under which Sunlight (a) arranges loans for the purchase and installation of home improvements other than residential solar energy systems until December 2022 and (b) earns income from the prepayment of certain of those Loans sold to an Indirect Channel Loan Purchaser are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight records realized gains or losses on the derivatives within “Realized Gains (Losses) on Contract Derivatives, Net.”

Net Income (Loss). Net income (loss) is a financial measure used to measure Sunlight’s performance from period-to-period on a consistent basis.

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

Loan Characteristics

The following table sets forth the average characteristics of loans Sunlight facilitated for the year ended December 31, 2022 and the Combined Annual Period and Combined Year-to-Date Period (USD in thousands, except percentages):

	Successor		Predecessor
Average Loan Characteristics	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period
Solar
Loan Term (in months)	258	234	231	232
Customer Interest Rate	2.0%	2.3%	2.5%	2.4%
Customer FICO Score	753	752	752	752
Loan Balance	$46	$41	$40	$41
Home Improvement
Loan Term (in months)	115	111	107	109
Customer Interest Rate	10.7%	10.7%	10.2%	10.5%
Customer FICO Score	758	747	754	750
Loan Balance	$18	$16	$16	$16
Home Improvement Maxx®(a)
Loan Term (in months)	107	107	n.a.	107
Customer Interest Rate	18.4%	17.9%	n.a.	17.9%
Customer FICO Score	631	634	n.a.	634
Loan Balance	$10	$10	n.a.	$10
a.Home Improvement Maxx® loans represented less than 10.0% of loans facilitated by Sunlight during the year ended December 31, 2022 and the Combined Annual Period.

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

Number of Contractors and Number of Loans Funded for the Customers of Each Contractor

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

Sunlight believes that the following factors, among others, are key to Sunlight in acquiring and maintaining contractor relationships:
•Value proposition for contractors. Sunlight’s large array of loan products and flexibility in offering new and additional products stem from the depth, diversity and attractively-priced funding of Sunlight’s capital providers. Sunlight’s loan products allow contractors to capture additional purchase opportunities from consumers that do not want to or are not able to pay cash for solar system installation or do not want to lease a system from a third party and forego the benefits of ownership. Sunlight’s loan products and competitive contractor fees allow contractors to choose products that fit their business needs and the financing needs of their customers. The broad range of products offered by Sunlight improves the contractor’s chances of meeting its customers’ financing needs and completing a sale.
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
•Additional features and services offered by Sunlight further support the growth of contractor businesses, attract new contractors to Sunlight’s network and build contractor loyalty. Sunlight prioritizes innovation in Orange® and services that support the businesses of its existing network of contractors, attract new contractors and build contractor loyalty. Examples of such innovations include Sunlight’s advance program, Sunlight’s launch of Spanish-language loan products and Sunlight Rewards™. Sunlight believes that it has innovated more quickly than its competitors and offers contractors a greater array of valuable services that drive their determination to offer their customers Sunlight-offered loan products over those of Sunlight’s competitors and that Sunlight will continue to be able to innovate quickly to meet the needs of its contractor network.

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

Sunlight has partnered with capital providers to fund the demand for Sunlight facilitated loans and ensure that it is able to offer an evolving and competitive mix of loan products to meet contractor and consumer demand. As capital providers experience decreased liquidity as a result of rising funding costs, they have and may in the future reduce or pause the loan volume they fund from Sunlight, and with respect to Sunlight’s Indirect Channel, if Sunlight is unable to facilitate the sale of loans held on its Bank Partner’s balance sheet, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel loans. In April 2021, Sunlight’s Bank Provider provided notice to Sunlight that it had exceeded its internal asset concentration levels for solar loans and terminated their program agreement with Sunlight, and, starting in July 2022, all but one direct capital provider has paused the loan volume they fund by Sunlight and one direct capital provider cancelled their program agreement.

Industry Trends and General Economic Conditions; Cost of Power

Sunlight’s results of operations will in the future continue to be impacted by the relative strength or weakness of the overall economy and its effect on unemployment, interest rates, consumer spending, and consumer demand for solar systems and home improvements. As general economic conditions change, direct channel capital provider capacity may be negatively impacted, and consumer spending levels and the willingness of consumers to take out loans to finance purchases may impact the Company’s volume flow. Specific economic factors such as interest rate levels, changes in monetary, fiscal and related policies, inflationary pressure, market volatility, consumer confidence, the impact of the COVID-19 pandemic, the Russian invasion of Ukraine, and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.

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

Concentration
Sunlight’s network of residential solar system and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which the Sunlight-facilitated loans made available by Sunlight’s capital providers are sold to the consumer customers of such contractors. In the period from December 31, 2020 to December 31, 2021, the top ten contractors in Sunlight’s network were responsible for selling 45.4% of Sunlight’s funded loan volume, and in the period from December 31, 2021 to December 31, 2022 that percentage decreased to 41.0%. In both of these periods, only one contractor sold loans aggregating more than 10% of Sunlight’s revenue. That contractor was responsible for selling more than 13.3% and 14.1% of Sunlight’s funded loan volume in the period from December 31, 2020 to December 31, 2021 and in the period from December 31, 2021 to December 31, 2022, respectively. While the percentage of Sunlight’s funded loan volume sold by any contractor in Sunlight’s network varies from period to period, there is one contractor, ADT Sunpro f/k/a Marc Jones Construction, L.L.C., that sold 14.1% of Sunlight’s funded loan volume during the year ended December 31, 2022, and sold 11.3% and 15.2% of Sunlight’s funded loan volume during the periods from July 10, 2021 through December 31, 2021, and January 1, 2021 through July 9, 2021, respectively. In September 2022, one of Sunlight’s largest contractors became insolvent, primarily driven by solar installation challenges that led to the contractor’s liquidity issues, and as a result, the Company determined it would be unable to collect all advanced amounts owed and took a non-cash charge of $32.4 million on such advances.

Sunlight currently has one capital provider in its direct funding channel. The rapid interest rate increases that occurred during this year have resulted in limited capacity by direct capital providers and a significant shift in reliance from Sunlight’s Direct Channels to its Indirect Channel, which is less profitable and creates additional risk of rising rates between the time that the underlying Indirect Channel Loan is processed at a lower interest rate to a later time when Sunlight is able to monetize Indirect Channel loans after interest rates have increased. As a result, Sunlight incurred losses relating to its current portfolio of Indirect Channel Loans. Sunlight's largest capital provider in the period from December 31, 2021 to December 31, 2022 has materially increased its commitment since the relationship began in 2015, however, volume flow from this capital provider and others is subject to fluctuating yield requirements that may be impacted by changes in funding costs. The significant portion of funded loan volume attributable to this capital provider results in concentration risk. This capital provider funded 29.4% and 9.9% of Sunlight’s funded loans during the period from December 31, 2020 to December 31, 2021 and during the period from December 31, 2021 to December 31, 2022, respectively. Sunlight cannot guarantee that this capital provider will continue to fund loans facilitated by Sunlight in the same volume or at all beyond its current contractual commitment. This capital provider may reduce the volume commitment in whole or in part upon no less than 90 days’ prior written notice and/or may reduce or pause volume based on yield requirements.

Sunlight sold $149.0 million of loans funded through the Indirect Channel for a loss of $22.0 million in December 2022. As of December 31, 2022, the remaining unpaid principal amount of loans held by Bank Partner is $403.4 million, of which $385.3 million in funded loans is expected be sold on behalf of Bank Partner. If Sunlight is unable to facilitate the sale of loans held on such capital provider’s balance sheet, and such capital provider is unwilling to expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel Loans. While the rapid rise in interest rates may impact the Company’s indirect channel margins, Sunlight has enacted significant price increases and eliminated certain products to offset such impacts. Sunlight added new capital providers in 2021 and 2022 to reduce its capital provider concentration risk and will continue to do so selectively. Further, Sunlight is in continuous discussions with multiple capital providers on an ongoing basis, although Sunlight cannot guarantee that it would be able to replace a capital provider at all or on equivalent or favorable terms. This, and any reduction in loan volume due to fluctuating yield requirements could negatively impact Sunlight’s funded loan volume and amount of platform fees that Sunlight earns, and therefore could impact revenue.

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

Prior to December 2022, the contract between Sunlight and its intermediary Bank Partner for home improvement loans was considered a derivative for GAAP purposes, whereas the contract between Sunlight and its intermediary Bank Partner for solar loans was not. For indirect channel home improvement loans, prior to December 2022, Sunlight recorded a “realized gain (loss) on contract derivative (net)” in lieu of a platform fee generally when the loans were purchased by Sunlight’s indirect capital provider from Sunlight’s Bank Partner, and Sunlight was paid. As such, Sunlight excluded from its revenue any platform fee associated with an indirect channel home improvement loan under Sunlight’s related home improvement agreement. Upon amendment of the contract in December 2022, that contract was no longer considered a derivative for GAAP purposes.

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

Costs and Expenses

Cost of revenues. Sunlight’s cost of revenues includes the aggregate costs that Sunlight incurs to satisfy its obligations in facilitating the origination of a loan. The cost of revenues includes variable consideration that Sunlight pays for its platform fees which do not otherwise meet the criteria necessary for netting against gross revenues, including items such as credit bureau fees, the cost to check homeowners’ title in connection with the homeowner credit underwriting, the cost of certain sales incentives, amounts Sunlight pays to its Bank Partner to facilitate the sale of Indirect Channel Loans, and certain information technology costs directly associated with loan origination activities, among others.

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

Other Income (Expense), Net

Interest income. Sunlight recognizes income on certain receivables that are held-for-investment by Sunlight, including certain solar or home improvement loans, or participations in solar loans, held on Sunlight’s balance sheet, in each case to the extent such receivables are performing. In addition to loans and loan participations, Sunlight recognizes interest income on a specified proportion of the contractual interest and original issue discount on Indirect Channel Loans held by Sunlight’s Bank Partner. Sunlight accrues interest income based on the unpaid principal balance and contractual terms of such receivables, and recognizes income related to the discounts associated with such receivables as a yield adjustment using the interest method, or on a straight-line basis when it approximates the interest method, over the loan term.

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

Change in fair value of, and realized gains (losses) on, contract derivatives, net. The arrangements with Sunlight’s intermediary Bank Partner to originate indirect channel home improvement loans (until December 2022) and with an indirect loan purchaser to purchase such loans were considered derivatives under GAAP. As such, Sunlight’s revenues excluded the platform fees that Sunlight earns from the sale of home improvement loans from the Bank Partner’s balance sheet. Instead, Sunlight records derivatives that are marked to market on a quarterly basis, with realized gains or losses recognized on the derivatives on the sale of the loan from the Bank Partner to an indirect channel capital provider and accounting for the impact of any changes to the applicable interest rates on the amounts payable to the Bank Partner in connection with any such sale.

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

Results of Operations

This section includes a summary of our results of operations, followed by detailed comparisons of our results for the year ended December 31, 2022 and the Combined Annual Period (USD in thousands, except percentages):

	Successor		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period	Increase (Decrease)(a)
Revenue	$98,506	$61,674	$53,064	$114,738	$(16,232)	(14.1)%
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	27,095	9,873	10,556	20,429	6,666	32.6
Compensation and benefits	51,746	44,996	17,162	62,158	(10,412)	(16.8)
Selling, general, and administrative	24,871	7,419	3,450	10,869	14,002	128.8
Property and technology	7,447	3,088	2,790	5,878	1,569	26.7
Depreciation and amortization	49,394	43,389	1,688	45,077	4,317	9.6
Provision for losses	51,293	1,217	1,172	2,389	48,904	2,047.0
Goodwill impairment	445,756	224,701	—	224,701	221,055	98.4
Management fees to affiliate	—	—	204	204	(204)	(100.0)
	657,602	334,683	37,022	371,705	285,897	76.9
Operating income (loss)	(559,096)	(273,009)	16,042	(256,967)	(302,129)	117.6
Other Income (Expense), Net
Interest income	3,485	149	262	411	3,074	747.9
Interest expense	(1,404)	(554)	(604)	(1,158)	(246)	21.2
Change in fair value of warrant liabilities	14,710	22,583	(5,504)	17,079	(2,369)	(13.9)
Change in fair value of contract derivatives, net	(962)	638	(662)	(24)	(938)	3,908.3
Realized gains on contract derivatives, net	2,601	2,866	2,992	5,858	(3,257)	(55.6)
Other realized losses, net	(703)	—	—	—	(703)	n.m.
Other income (expense)	(7,488)	(181)	616	435	(7,923)	n.m.
Business combination expenses	—	(3,080)	(7,011)	(10,091)	10,091	(100.0)
	10,239	22,421	(9,911)	12,510	(2,271)	(18.2)
Net Income (Loss) Before Income Taxes	(548,857)	(250,588)	6,131	(244,457)	(304,400)	124.5
Income tax benefit (expense)	36,921	3,504	—	3,504	33,417	953.7
Net Income (Loss)	(511,936)	(247,084)	6,131	(240,953)	(270,983)	112.5
Noncontrolling interests in loss of consolidated subsidiaries	196,085	87,528	—	87,528	108,557	124.0
Net Income (Loss) Attributable to Class A Shareholders	$(315,851)	$(159,556)	$6,131	(153,425)	$(162,426)	105.9
a.Change represents the year ended December 31, 2022 compared to the Combined Annual Period.

The Year Ended December 31, 2022 Compared to the Combined Annual Period

Revenue

The following table provides the components of Sunlight’s revenue for the years ended December 31, 2022 and the Combined Annual Period (USD in thousands, except percentages):

	Successor		Predecessor		Increase (Decrease)(a)
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period	$	%
Direct Channel Platform Fees, net	$106,766	$49,937	$45,703	$95,640	$11,126	11.6%
Indirect Channel Platform Fees, net	(16,608)	6,846	5,054	11,900	(28,508)	n.m.
Other revenues	8,348	4,891	2,307	7,198	1,150	16.0
Total	$98,506	$61,674	$53,064	$114,738	$(16,232)	(14.1)
a.Change represents the year ended December 31, 2022 compared to the Combined Annual Period.

Revenue decreased by $16.2 million or 14.1% for the year ended December 31, 2022 as compared to the Combined Annual Period primarily due to the rapid interest rate increases and a significant increase in reliance on Sunlight’s Indirect Channel impacted by Backbook Loans subject to additional risk of rising interest rates between the time that the underlying Indirect Channel Loan is credit approved and when Sunlight is able to monetize Indirect Channel Loans through third party loan sales. For the year ended December 31, 2022, the impact of losses associated with the sale of these loans resulted in a decline of $28.5 million in indirect channel platform fees, partially offset by changes in the direct channel platform fees of $11.1 million, attributable to the recent dealer fee increases implemented during the year.

Funded loans increased by $372.0 million or 14.7% for the year ended December 31, 2022, as compared to the Combined Annual Period due to the growth in the residential solar market and the increase in the number of contractors in Sunlight’s contractor network. The total number of contractors in Sunlight’s network increased from 1,509 at December 31, 2021 to 1,997 at December 31, 2022. The number of solar contractors in the network increased from 762 at December 31, 2021 to 850 at December 31, 2022, an increase of 11.5%. The number of home improvement contractors in the network increased from 747 at December 31, 2021 to 1,147 at December 31, 2022, an increase of 53.5%.

The average platform fee percentage earned on loans funded by direct channel capital providers or purchased by the indirect channel capital provider decreased 0.8% from the Combined Annual Period to the year ended December 31, 2022. The platform fee percentage earned by Sunlight is dependent on several factors, including (i) the contractor fees charged by Sunlight to contractors (which is impacted by competitive pressure that varies from period to period, by loan product based on consumer and contractor preferences, and by the mix of contractors in a particular period as certain contractors may generally have higher or lower contractor fees than others), (ii) the capital provider discounts charged to Sunlight by Sunlight’s capital providers (which may fluctuate based on, among other things, market conditions impacting cost of capital, opportunities in other asset classes, and the mix of capital providers funding or purchasing loans in a particular period as certain capital providers may generally have higher or lower capital provider discounts than others), (iii) the mix of Sunlight loan products funded in a particular period (as certain products in that period, for reasons relating to competitive pressure for certain loan products or otherwise, may generally carry a higher or lower capital provider discount or contractor fee than others) and (iv) other factors. Sunlight earns revenues from platform fees, which are determined by the margin between capital provider discounts charged to Sunlight and contractor fees charged by Sunlight to the contractors that sell the Sunlight facilitated loan products. Both components in the calculation of platform fees are influenced by a variety of factors, including but not limited to those described above. For example, capital providers wishing to obtain greater volume may reduce capital provider discounts charged across all products to make funding with this capital provider an attractive option to Sunlight. As well, competitive pressures or volume discounts negotiated with certain contractors may reduce the contractor fees that Sunlight charges to such contractors on certain loan products or across loan products.

The macro-economic impact of the significant interest rate increases had a material impact on Sunlight’s business, profitability and cash-flow in the near term. These rapid interest rate increases have resulted in a significant shift in reliance from Sunlight’s Direct Channels to its Indirect Channel, which is less profitable and creates additional risk of changing rates between the time that the underlying Indirect Channel Loan is processed at a lower interest rate to a later time when Sunlight is able to monetize Indirect Channel Loans after interest rates have increased. As a result, total platform fees decreased as a result of an increase in total average capital provider discount of 0.4%, reduced capacity from Direct Channel capital providers drove lower platform fee margins, and the 0.4% decrease in total average dealer fees charged to contractors, which reflects the elimination of certain products that are difficult to finance in the current interest rate environment as well as capital provider discount increases in the Indirect Channel.

The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees and platform fees.

	Successor		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period	Change in Average(a)
Solar Total - Capital Provider Discount	17.1%	16.8%	16.7%	16.7%	0.4%
Solar Total - Contractor Fee	21.1	21.8	20.8	21.5	(0.4)
Solar Total - Platform Fee	4.0	5.0	4.1	4.8	(0.8)

Solar Direct Channel - Capital Provider Discount	16.0	16.5	16.6	16.5	(0.5)
Solar Direct Channel - Contractor Fee	21.6	21.9	20.9	21.6	—
Solar Direct Channel - Platform Fee	5.6	5.4	4.3	5.1	0.5

Solar Indirect Channel - Capital Provider Discount	23.5	17.9	17.2	17.6	5.9
Solar Indirect Channel - Contractor Fee	18.4	21.5	20.2	20.8	(2.4)
Solar Indirect Channel - Platform Fee	(5.1)	3.6	3.0	3.2	(8.3)
a.Change represents the year ended December 31, 2022 compared to the Combined Annual Period.

Costs and Expenses

Cost of revenues increased by $6.7 million or 32.6% for the year ended December 31, 2022 when compared to the Combined Annual Period. The $6.7 million increase in cost of revenues primarily resulted from a $3.5 million increase in costs incurred in connection with funded loan volume, $3.2 million in increased costs of consumer credit underwriting arising from credit approval volumes, and a $1.2 million increase in rewards earned by salespeople under the Sunlight Rewards™ program, partially offset by $1.2 million in decreases from broker fees paid to financial institutions for arranging certain loan origination or purchase arrangements with capital providers. The broker fees are calculated as a percentage of the funded loan volume originating from an applicable loan origination or purchase arrangement with a capital provider. Sunlight’s obligation to pay these broker fees generally terminates between three and five years after the date that the initial loan is originated or purchased pursuant to an arrangement facilitated by the broker.

Compensation and benefits expense decreased by $10.4 million, or 16.8% for the year ended December 31, 2022 when compared to the Combined Annual Period. Of the $10.4 million decrease, $24.0 million of compensation expense recognized in the Combined Annual Period resulted from the immediate vesting of equity-based compensation awards granted to employees of Sunlight’s Predecessor that satisfied vesting conditions upon completion of the Business Combination, offset by increases of $12.3 million from restricted stock units granted on or after the Business Combination to Sunlight employees and $1.3 million of costs associated with the increase in full-time employees from 214 at December 31, 2021 to 232 at December 31, 2022.

Selling, general, and administrative expense increased by $14.0 million, or 128.8% for the year ended December 31, 2022 when compared to the Combined Annual Period. Sunlight incurred $7.9 million of incremental expense related to Sunlight’s operations as a public company, including increases of $5.9 million for audit and accounting related expenses and $2.0 million in insurance premiums. In addition, Sunlight incurred an additional $1.7 million in transaction and due diligence related costs, $0.9 million in advertising costs, $0.6 million in investor relations costs, $0.7 million in tax and compliance, $0.5 million in travel and entertainment and $1.7 million in other miscellaneous expenses.

Property and technology expense increased by $1.6 million, or 26.7% for the year ended December 31, 2022 when compared to the Combined Annual Period, primarily due to increases of $0.9 million in rent and $0.7 million in additional licensing fees charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange® associated with the growth in Sunlight’s network of contractors.

Depreciation and amortization expense increased by $4.3 million, or 9.6% for the year ended December 31, 2022 when compared to the Combined Annual Period, primarily from $16.2 million in incremental amortization of intangible assets acquired in the Business Combination and an increase of $0.1 million in developed technology, partially offset by the elimination of amortization of intangible assets acquired in the Business Combination for capital provider relationships of $12.0 million during the Combined Annual Period.

Provision for losses increased by $48.9 million for the year ended December 31, 2022 when compared to the Combined Annual Period, of which $38.9 million represents impairment charges arising from the insolvency of certain advance program contractors, including $32.4 million from the insolvency of one of Sunlight’s largest advance program contractors in September 2022. As a result, Sunlight determined it would be unable to collect $32.4 million Sunlight advanced to the contractor at September 30, 2022, representing the total net amounts advanced to the contractor at that time. Sunlight has re-underwritten all other contractors in the advance program and has taken actions to further reduce its exposure to counterparty risk, including reducing advance limits, reducing the advance rate per job, increasing pricing for contractors in this program and eliminating advance eligibility for certain contractors. We also continue to proactively monitor contractors in this program for changes in their risk profile. Excluding the impairment charges arising from the insolvency of certain advance program contractors, the ratio of provision for loss over aggregate funded Bank Partner loan volume in the Combined Annual Period was 0.4% as compared to 0.6% during the year ended December 31, 2022.

Goodwill Impairment

To the extent Sunlight determines the carrying value of its goodwill resulting from the Business Combination exceeds its implied fair value, Sunlight recognizes an impairment loss for that difference on the date of such determination. Sunlight recorded goodwill impairment charges totaling $445.8 million during the year ended December 31, 2022. primarily due to challenges in the macro-economic environment, such as rapidly rising interest rates impacting Sunlight’s financial performance and the market performance of companies similar to Sunlight.

Operating margin significantly decreased from the Combined Annual Period to the year ended December 31, 2022, primarily related to non-cash charges in connection with the Business Combination, provision for losses and goodwill impairment as well as reduced platform fee revenues from the sale of Backbook Loans. Generally, operating margin benefits from the fixed nature of a material level of Sunlight expense and revenue generally growing materially faster than operating expenses when excluding equity-based compensation expense, provision for losses, the amortization effects of identified intangible assets and goodwill impairment.

Other Income (Expense), Net

Total other income (expense) for the year ended December 31, 2022 was consistent with the Combined Annual Period, primarily resulting from (a) a $3.1 million increase in interest income as a result of the Indirect Channel Loan Program Agreement Amendments effective December 1, 2022, (b) $2.4 million decrease in fair value of public and private warrants, originally issued by Spartan and assumed by Sunlight upon closing of the Business Combination (c) $10.1 million decrease in costs incurred in connection with the Business Combination, and (d) $3.3 million of realized losses and $0.9 million of unrealized losses from the arrangement with Sunlight’s Bank Partner to originate solar and home improvement loans, treated as a derivative under GAAP. In December 2022, Sunlight and Bank Partner amended the arrangement, which removed the indexed contractual rate and the arrangement was no longer considered a derivative under GAAP.

Income Tax Benefit

Sunlight's Predecessor was a limited liability company not subject to income taxes. During the Successor period from July 10, 2021 through December 31, 2021, the $3.5 income tax benefit reflected an effective tax rate of 1.4%. During the year ended December 31, 2022, the $36.9 million income tax benefit reflects an effective tax rate of 6.7%, primarily driven by the $445.8 million goodwill impairment.

Noncontrolling Interests in Consolidated Subsidiaries

Sunlight's Predecessor did not consolidate any entities in which third parties owned a noncontrolling interest. During the Successor Period from July 10, 2021 through December 31, 2021, income (loss) of consolidated subsidiaries allocated to noncontrolling interests represents $250.6 million of Sunlight Financial LLC consolidated net loss and weighted-average noncontrolling interests of 35.0%. During the year ended December 31, 2022, loss of consolidated subsidiaries allocated to noncontrolling interests represents $547.4 million of Sunlight Financial LLC’s consolidated net loss allocated to such noncontrolling interests at a weighted-average ownership of 35.4%. The weighted-average ownership of the noncontrolling interests increased as a result of vested Class EX units.

Liquidity and Capital Resources

See “Recent Developments and Outlook” at the beginning of this Item.

As of December 31, 2022, Sunlight held $47.5 million of unrestricted cash on hand, which includes $20.4 million of funding commitments and $5.9 million of other cash held for the benefit of third parties, and had drawn $20.6 million available to it under its $30.0 million credit facility, which matures in April 2023.

Going Concern

As of December 31, 2022 and through the date of these consolidated financial statements are issued, Sunlight evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the audited consolidated financial statements are issued.

SVB is the sole lender under Sunlight’s revolving credit facility that is due to mature on April 26, 2023 (outstanding amount as of March 10, 2023 was $14.2 million). Prior to the SVB receivership, Sunlight was in negotiations with SVB to extend the maturity date and to address current Sunlight defaults under the revolving credit facility. Prior to the issuance of Sunlight’s financial statements as of and for the year ended December 31, 2022, these negotiations and the ability of Sunlight to amend and extend (or to replace) this revolving credit facility were uncertain, which could have had a material impact on Sunlight’s liquidity, cash and ability to attract new capital if not resolved on a timely basis.

Additionally, Sunlight’s Bank Partner holds Indirect Channel Loans on its balance sheet until directed by Sunlight in the ordinary course of its business to sell them to investors, including credit funds, insurance companies, and pension funds. While Sunlight’s Bank Partner is the owner of the loans, Sunlight retains economic exposure to them until they are sold. Sunlight profits when the price that investors pay for the Indirect Channel Loans exceeds the Bank Partner’s cost basis in the loans and incurs a loss when the price that investors pay for the Indirect Channel Loans is less than the Bank Partner’s cost basis in the loans. The Bank Partner Agreements capped the total amount of Indirect Channel Loans held by the Bank Partner at $450.0 million. Furthermore, the Indirect Channel Loans held by Sunlight’s Bank Partner included the Backbook Loans. Despite the completion of the previously disclosed loan sale in December 2022, Sunlight was not in compliance with certain provisions of the Bank Partner Agreements, including the total loan cap. Sunlight expected that additional sales of Backbook Loans would result in a loss for certain of the Backbook Loans. Sunlight continued to pursue strategic alternatives as previously announced, which resulted in entry in to the Commitment & Transaction Support Agreement with the Bank Partner on April 2, 2023. Effective April 25, 2023, we consummated the Transactions contemplated under the Commitment & Transaction Support Agreement and Sunlight entered into, among other things, the Amended Bank Partner Agreements and the Secured Term Loan.

Based on pricing actions that Sunlight took in the third and fourth quarters of 2022 and entry into the Amended Bank Partner Agreements and the Secured Term Loan as of the issuance date of the audited consolidated financial statements for the year ended December 31, 2022, Sunlight has concluded that its cash and cash equivalents will be reasonably sufficient to fund its operating expenses, capital expenditure requirements, and debt service payments through at least twelve months from the date that these consolidated financial statements were issued.

Share Repurchase Program

On May 16, 2022, Sunlight’s Board of Directors authorized a share repurchase program pursuant to which Sunlight may repurchase up to $50.0 million of Sunlight’s Class A common stock over an eighteen-month period from the date of authorization. Sunlight intends to fund the share repurchases through a combination of cash on hand and future cash flow from operations. Under the share repurchase program, Sunlight may purchase common stock in open market transactions, block, or privately-negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act or by any combination of such methods, in each case subject to compliance with all SEC rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, debt covenant restrictions, general business conditions, the market price of Sunlight’s stock, self-imposed trading blackout periods, and the availability of alternative investment opportunities. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time. Sunlight repurchased and cancelled 3,036,259 Class A common stock at an average price per share of $3.44 for a total of $10.5 million during the year ended December 31, 2022. In September 2022, Sunlight suspended share repurchases under the program to preserve liquidity in the current environment but may resume repurchases in the future.

Loan and Security Agreement

On April 26, 2021, Sunlight entered into a Loan and Security Agreement, as amended (the “Loan and Security Agreement”) with SVB. The Loan and Security Agreement, which replaced Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matures on April 26, 2023. To secure the payment and performance of Sunlight’s obligations under the Loan and Security Agreement, Sunlight granted a continuing security interest in certain collateral, which generally includes all of Sunlight’s assets, whether currently owned or thereafter acquired, and all proceeds and products thereof. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (a) 5.0% and (b) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including maintenance of (a) Liquidity (as defined therein) at all times in an amount equal to or greater than the greater of (i) 35% of all outstanding principal amounts of any advances under the revolving credit line and (ii) $10.0 million; (b) at all times Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (c) EBITDA (as defined therein) of at least $5.0 million for the six-month period ending on the last day of each quarter (the “EBITDA Covenant”). The Loan and Security Agreement contains customary events of default. SVB can elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight can be required to repay all amounts outstanding under the Loan and Security Agreement. As a result of the platform fee losses in the fourth quarter of 2022, Sunlight did not meet the EBITDA requirement as of December 31, 2022. Due to this covenant breach, SVB is contractually entitled to request immediate repayment of the outstanding debt obligation. Sunlight has borrowed approximately $20.6 million under the Loan and Security Agreement. In addition, the unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 have reduced Sunlight’s Direct Channel capital provider capacity, increased reliance on the Indirect Channel and affected Sunlight’s ability to profitably monetize Indirect Channel Loans originated at lower interest rates. As a result, Sunlight has experienced and is expected to continue to experience losses in the near term, until the significant pricing increases implemented over the past several months take effect, which is expected to negatively impact Sunlight’s future financial covenant compliance. Prior to the SVB receivership, Sunlight was in negotiations with SVB to extend the maturity date and to address current Sunlight defaults under the revolving credit facility. Sunlight continued to pursue strategic alternatives as previously announced, which resulted in entry into the Commitment & Transaction Support Agreement with the Bank Partner on April 2, 2023. Effective April 25, 2023, we consummated the Transactions contemplated under the Commitment and Transaction Support Agreement and Sunlight entered into, among other things, the Secured Term Loan with the Bank Partner, a portion of which was used to repay the outstanding balance of the existing credit facility with SVB and terminate that credit facility.

Material Cash Requirements

Sunlight’s cash requirements relate primarily to funding Sunlight advances and prefunding programs, to invest in continued innovations in Orange® and to pay Sunlight’s operating expenses, repayment of borrowings (and interest thereon), outstanding commitments and guarantees (including Sunlight’s purchase of loans pursuant to the terms of certain of its capital provider agreements and loan participations), other operating expenses, income taxes, and tax distributions to noncontrolling interests. Sunlight may be required to purchase loans from its Bank Partner after an agreed period of time if Sunlight has not arranged the sale of such loans. To date, Sunlight has not been required to purchase loans from its Bank Partner due to an inability to sell such loans to an indirect channel capital provider. Additionally, Sunlight assumes the risk of compliance errors and the risk of borrower or contractor fraud in the origination of the loans, as well as borrower defaults in certain cases, and as such, Sunlight is obligated to purchase the applicable loan from its Bank Partner and certain Indirect Channel Loan Purchasers should these events occur. Sunlight has also entered into a program agreement with its Bank Partner to fund its home improvement loans that contains similar provisions related to risks accepted by Sunlight.

While solar contractors are generally responsible to return loan proceeds they receive for solar loans where contractors do not complete solar installations within a certain period of time, Sunlight may be required to repurchase such solar loans from Indirect Channel Loan Purchasers, or refund platform fees to Direct Channel Partners, in cases where solar contractors are unable or unwilling to do so.

Historically, Sunlight has met its cash requirements from cash flow generated by operations, collection of advances under its contractor advance funding program and in prefunding payments under its prefunding program, and draws on Sunlight’s credit facility. However, a number of factors, including but not limited to, rapidly rising interest rates and other impacts of the current economic environment, reduced Direct Channel volume capacity, and lower margins due to a greater reliance on the Indirect Channel and the sale of loans originated prior to Sunlight’s recent pricing increases, reduced our cash generated by operations. As of December 31, 2022, we have approximately $20.6 million of consolidated long-term debt maturing in 2023, excluding interest obligations. Effective April 25, 2023, we consummated the Transactions under the Commitment & Transaction Support Agreement and entered into, among other things, the Amended Bank Partner Agreements and the Secured Term Loan, which we believe provides us with funds reasonably sufficient to fund our operating expenses, capital expenditure requirements, and debt service payments through at least twelve months. Refer to “–Going Concern” for additional information regarding Sunlight’s liquidity and operation during the next 12 months from the date of this Annual Report on Form 10-K.
Relationships with Contractors and Capital Providers

Relationships with Contractors

Sunlight’s network of residential solar system installers and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which Sunlight builds funded loan volume and earns platform fees. There can be no assurance that Sunlight will be able to maintain its current contractor relationships. Sunlight may lose existing contractors that represent a significant portion of Sunlight’s business, and there is no guarantee that Sunlight would be able to engage replacement contractors on terms similar to its existing contractors.

Sunlight started its business in 2014 and developed a key anchor partnership with a large residential solar contractor in 2016. In 2022, as compared with 2021, Sunlight grew its solar contractor base by more than 11.5%. However, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight or experiences business disruption or a business failure or bankruptcy. For example, during May 2021, Sunlight was advised by a significant contractor that it would discontinue use of the Sunlight platform to finance its consumer customers effective immediately. This contractor accounted for approximately 9.5% and 1.2% of Sunlight’s total funded loan volumes during the year ended December 31, 2021 and December 31, 2022, respectively. In September 2022, one of Sunlight’s then-current largest contractors became insolvent, primarily driven by solar installation challenges that led to the contractor’s liquidity issues; this contractor accounted for approximately 9.1% and 3.9% of Sunlight’s total funded loan volumes during the year ended December 31, 2021 and for the year ended December 31, 2022, respectively.

Relationships with Capital Providers

Sunlight’s business model is dependent on its ability to connect its capital providers, who wish to build a portfolio of residential solar system loans, to the homeowner customers of the contractors in Sunlight’s distribution network, who wish to finance the purchase of a residential solar system. Sunlight earns a platform fee on each solar and home improvement loan facilitated through Orange®. The platform fee is generally equal to the difference, or the margin, between (a) the contractor fee that Sunlight charges to contractors for access to Orange® and for making the various Sunlight-offered loan products available to such contractors and (b) the capital provider discount charged by the capital provider either funding or purchasing the loan in the direct and indirect channels, respectively (as described below). Sunlight’s business is therefore heavily dependent upon the availability of capital on attractive economic terms.

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

Cash Flow and Liquidity Analysis

Sunlight assesses liquidity primarily in terms of its ability to generate cash to fund operating and financing activities. Sunlight has historically generated increasing amounts of cash from operating activities. Sunlight’s cash from operating activities are generally derived from platform fees which are fully earned at the funding of a loan by direct channel capital providers and the purchase of a loan from our Bank Partner’s balance sheet by an indirect channel capital provider. Refer to “Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K and Item 1A. “Risk Factors” in this Annual Report on Form 10-K, which amends and restates the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, for a full description of the related estimates, assumptions, and judgments.

The Year Ended December 31, 2022 Compared to the Combined Annual Period

The following provides a summary of cash flow data for the years ended December 31, 2022 and the Combined Annual Period (in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period
Net cash provided by (used in) operating activities	$(25,639)	$(18,565)	$14,356	$(4,209)
Net cash used in investing activities	(4,686)	(308,012)	(1,404)	(309,416)
Net cash provided by (used in) financing activities	(11,788)	203,958	(2,025)	201,933

Cash Flow from Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $25.6 million. Operating cash inflows for the year ended December 31, 2022 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital provider to purchase, without duplication, loans of $2.4 billion, of which Sunlight paid $2.4 billion to contractors; repayment of advances and prefunds of $2.3 billion (conversely, Sunlight advanced or prefunded $2.5 billion). Operating cash outflows primarily consisted of compensation and benefits of $32.5 million; $5.0 million of income taxes; rebate, referral, and rewards paid of $7.7 million; and $1.4 million of net interest on borrowings.

For the Combined Annual Period, net cash used in operating activities was $4.2 million. Operating cash inflows for the Combined Annual Period primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital providers to purchase without duplication, loans of $2.1 billion, of which Sunlight paid $2.0 billion to contractors; repayment of advances and prefunds of $1.7 billion (conversely, Sunlight advanced or prefunded $1.8 billion); and net interest expense paid of $1.0 million. Operating cash outflows primarily consisted of compensation and benefits of $58.3 million, information technology expenses of $3.9 million, and management fees paid to affiliates of $0.2 million.

Cash Flow from Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $4.7 million, of which $2.3 million was paid to internally develop software and acquire property and equipment and $3.3 million was paid to acquire loans; Sunlight received $0.9 million as return of capital on loans and loan participations. For the Combined Annual Period, net cash used in investing activities was $309.4 million, of which $304.6 million represents cash paid for the acquisition of Sunlight Financial LLC and the remaining activities involved recurring business activities consisting of cash paid to acquire loans and loan participation of $1.9 million, net of $1.5 million in cash received as a return of capital thereon, and $4.5 million was paid to internally develop software and acquire property and equipment.

Cash Flow from Financing Activities

For the year ended December 31, 2022, net cash used in financing activities was $11.8 million that represents $10.5 million of share repurchases, distributions of $1.2 million, and $0.2 million of tax payments made on share-based payments in connection with the Business Combination. For the Combined Annual Period, net cash provided by financing activities was $201.9 million, which included a $250.0 million equity raise, net of $19.6 million of related costs and tax payments made on equity issued in connection with the Business Combination.

Debt

On April 26, 2021, Sunlight entered into the Loan and Security Agreement with SVB. The Loan and Security Agreement, which replaces Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matures on April 26, 2023. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (a) 5.0% and (b) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including (a) liquidity in an amount equal to or greater than (i) 35% of all outstanding principal amounts of any advances and (ii) $10.0 million; (b) Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (c) EBITDA (as defined therein) of at least $5.0 million for the six-month period ending on the last day of each quarter. The Loan and Security Agreement contains customary events of default. SVB could elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight could be required to repay all amounts outstanding under the Loan and Security Agreement. In connection with the transition of accounts to SVB, Sunlight experienced a technical default that was waived by SVB. As a result of the platform fee losses in the fourth quarter of 2022, Sunlight did not meet the EBITDA requirement as of December 31, 2022. Due to this covenant breach, SVB is contractually entitled to request for immediate repayment of the outstanding debt obligation. Sunlight has borrowed approximately $20.6 million under the Loan and Security Agreement, which matures in April 2023. In addition, the unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 have reduced Sunlight’s Direct Channel capital provider capacity and increased reliance on the Indirect Channel. This has affected Sunlight’s ability to profitably monetize Indirect Channel Loans originated earlier in 2022. As a result, Sunlight has experienced and is expected to continue to experience losses in the near term, until the significant pricing increases implemented over the past several months take effect, which is expected to negatively impact Sunlight’s future financial covenant compliance. Prior to the SVB receivership, Sunlight was in negotiations with SVB to extend the maturity date and to address current Sunlight defaults under the revolving credit facility. Sunlight continued to pursue strategic alternatives as previously announced, which resulted in entry into the Commitment & Transaction Support Agreement with the Bank Partner on April 2, 2023. Effective April 25, 2023, we consummated the Transactions contemplated under the Commitment & Transaction Support Agreement and Sunlight entered into, among other things, the Secured Term Loan with the Bank Partner, a portion of which was used to repay the outstanding balance of the existing credit facility with SVB and terminate that credit facility.

Other Changes in Financial Position

Year Ended December 31, 2022

In addition to the changes in Sunlight’s financial position from December 31, 2021 to December 31, 2022 described in “—Results of Operations” and “—Cash Flow and Liquidity Analysis,” the following activities also occurred:
•Restricted cash. The cash Sunlight holds subject to contractual restrictions increased by $2.3 million resulting from an increase in cash collateral at Sunlight’s Bank Partner of $2.9 million, partially offset by a $0.6 million decrease in cash temporarily held by Sunlight in connection with Sunlight’s administration of loan participations on behalf of a third party.
•Cumulative ASC 842 adoption effects. Sunlight recorded a right-of-use asset of $7.6 million and a lease liability of $7.6 million on January 1, 2022 as well as removal of $0.2 million in deferred rent.
•Noncontrolling interests in consolidated subsidiaries. In October 2022, holders of 308,085 Class EX units of Sunlight Financial LLC exchanged their Class EX units, along with a corresponding number of Class C shares of the Company, for 308,085 Class A shares of the Company at $1.25 per Class A share. As a result, Sunlight recorded a Deferred Tax Asset of $0.2 million and a TRA liability of $0.1 million. Changes in the outstanding Class X Units and Class EX Units issued by Sunlight Financial LLC resulted in a reallocation of $2.2 million of Sunlight Financial LLC’s net assets from Class X Units held by Sunlight to the noncontrolling interests that hold Class EX Units.

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

The holders of Sunlight Class X Units and Sunlight Class EX Units, including SL Financial Holdings Inc., will generally incur U.S. federal, state and local income taxes on their share of any net taxable income of Sunlight Financial LLC. Net income and losses of Sunlight Financial LLC generally will be allocated to the holders of Sunlight Class X Units and Sunlight Class EX Units on a pro rata basis in accordance with their respective percentage ownership of Sunlight Class X Units and Sunlight Class EX Units, subject to requirements under U.S. federal income tax law that certain items of income, gain, loss or deduction be allocated disproportionately in certain circumstances. To the extent that Sunlight has legally available cash (including borrowings available under any new credit facility or other debt arrangements) and subject to the terms of any current or future debt instruments, the Sunlight A&R LLC Agreement requires Sunlight Financial LLC to make pro rata cash distributions to all holders of Sunlight Units, including Sunlight Financial Holdings Inc., (a) first, in an amount sufficient to allow Sunlight Financial Holdings Inc. and its wholly-owned subsidiaries to satisfy their actual tax liabilities and obligations under the Tax Receivable Agreement except to the extent (i) based on the written advice of legal counsel, the distribution may reasonably constitute a fraudulent conveyance, or (ii) the terms of any financing necessary to make such tax distribution could reasonably, in the good faith judgment of SL Financial Holdings Inc., cause Sunlight Financial LLC to become insolvent within the twelve (12) month period following the date of such distribution, and (b) thereafter to the extent necessary, in an amount generally intended to allow Sunlight Unitholders, including Sunlight Financial Holdings Inc., to satisfy their respective income tax liabilities with respect to their allocable share of income of Sunlight Financial LLC, based on certain assumptions and conventions (including an assumed income tax rate) and after taking into account other distributions (including prior tax distributions) made by Sunlight Financial LLC.

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

Operating Lease Obligations

Sunlight’s operating lease obligations consist of its lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Sunlight leases office space at two locations: (a) 101 N. Tryon Street, Suite 1000, Charlotte, North Carolina 28246 (the “North Carolina Office Space”) and (b) 234 West 39th Street, 7th Floor, New York, New York 10018 (the “New York Office Space”). The operating lease expense for the North Carolina Office Space was $1.7 million for the year ended December 31, 2022 and $0.8 million for the Combined Annual Period, respectively. The lease for the North Carolina Office Space will expire in June 2029. The operating lease expense for the New York Office Space was $0.5 million for the year ended December 31, 2022 and $0.5 million for the Combined Annual Period, respectively. The lease for the New York Office Space is scheduled to expire in October 2023.

Available Liquidity and Capital Resources

As of December 31, 2022, Sunlight’s cash and cash equivalents and restricted cash was $51.8 million, which includes $20.4 million of funding commitments and $5.9 million of other cash held for the benefit of third parties. The restricted cash held by Sunlight primarily relates to a cash held by Sunlight on behalf of a third party for whom Sunlight provides loan administration services.

Sunlight’s liquidity and its ability to fund its future capital requirements is dependent on a number of factors described below as well as its future financial performance, which is subject to general economic, financial and other factors that are beyond its control and many of which are described under Item 1A. “Risk Factors” in this this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. If those factors significantly change or other unexpected factors adversely affect Sunlight, Sunlight’s business may not generate sufficient cash flow from operations or it may not be able to obtain future financings to meet its liquidity needs. In addition, the unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 has reduced Sunlight’s Direct Channel capital provider capacity, increased Sunlight’s reliance on the Indirect Channel and affected Sunlight’s ability to profitably monetize Indirect Channel Loans originated at lower interest rates. As a result, Sunlight has experienced and is expected to continue to experience losses and reduced cash generated from operations in the near term, until the significant pricing increases implemented over the past several months take effect, which is expected to negatively impact Sunlight’s future financial covenant compliance. Prior to the SVB receivership, Sunlight was in negotiations with SVB to extend the maturity date and to address current Sunlight defaults under the revolving credit facility. Sunlight continued to pursue strategic alternatives as previously announced, which resulted in entry into the Commitment & Transaction Support Agreement with the Bank Partner on April 2, 2023. Effective April 25, 2023, we consummated the Transactions contemplated under the Commitment & Transaction Support Agreement and Sunlight, among other things, entered into the Amended Bank Partner Agreements and the Secured Term Loan with the Bank Partner, a portion of which was used to repay the outstanding balance of the existing credit facility with SVB and terminate that credit facility. We believe that the funds provided by those transactions are reasonably sufficient to fund our operating expenses, capital expenditure requirements, and debt service payments through at least twelve months.

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

The following table presents a reconciliation of net income to Adjusted Net Income, Adjusted EBITDA and Free Cash Flow as well as cash from operating activities to Free Cash Flow for the year ended December 31, 2022 and the Combined Annual Period (USD in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021	Combined Annual Period
Net Income (Loss)	$(511,936)	$(247,084)	$6,131	$(240,953)
Adjustments for adjusted net income (loss)
Amortization of Business Combination intangibles	47,988	43,152	—	43,152
Non-cash change in financial instruments	(6,260)	(23,039)	5,547	(17,492)
Goodwill impairment	445,756	224,701	—	224,701
Accelerated postcombination compensation expense	—	20,979	—	20,979
Expenses from the Strategic Alternatives Process	1,723	—	—	—
Expenses from the Business Combination and Other	547	3,080	7,011	10,091
Adjusted Net Income (Loss)	(22,182)	21,789	18,689	40,478
Adjustments for adjusted EBITDA
Depreciation and amortization	1,406	237	1,688	1,925
Interest expense	1,404	554	604	1,158
Income tax benefit	(36,921)	(3,504)	—	(3,504)
Equity-based compensation	17,851	8,667	18	8,685
Fees paid to brokers	2,751	1,901	2,261	4,162
Adjusted EBITDA	(35,691)	29,644	23,260	52,904
Adjustments for net cash provided by (used in) operating activities
Interest expense	(1,404)	(554)	(604)	(1,158)
Income tax benefit	36,921	3,504	—	3,504
Fees paid to brokers	(2,751)	(1,901)	(2,261)	(4,162)
Expenses from the Strategic Alternatives Process	(1,723)	—	—	—
Expenses from the Business Combination and Other	(547)	(3,080)	(7,011)	(10,091)
Provision for losses	51,293	1,217	1,172	2,389
Changes in advances, net of funding commitments	(29,015)	(22,956)	(6,013)	(28,969)
Changes in operating capital and other	(42,722)	(24,439)	5,813	(18,626)
Net Cash Provided by (Used in) Operating Activities	(25,639)	(18,565)	14,356	(4,209)
Adjustments for free cash flow
Capital expenditures	(3,249)	(1,873)	(1,295)	(3,168)
Changes in advances, net of funding commitments	29,015	22,956	6,013	28,969
Changes in restricted cash	2,254	1,826	(108)	1,718
Payments of Strategic Alternatives costs	866	—	—	—
Payments of Business Combination costs	—	1,770	6,549	8,319
Other changes in operating working capital	(5,463)	13,310	(590)	12,720
Free Cash Flow	$(2,216)	$19,424	$24,925	$44,349

The following table presents a calculation of Adjusted Net Income (Loss) per diluted Class A Share (USD in thousands, except per share amounts):

	Successor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021

Adjusted Net Income (Loss)	$(22,182)	$21,789

Adjusted Net Income (Loss) per Class A Share, Diluted	$(0.14)	$0.13

Weighted-average Class A Shares
Class A Shares	83,704,018	86,373,596
Class EX Units	46,837,245	47,595,455
Restricted Stock Units	2,416,070	2,085,501
Warrants	27,777,780	27,777,780
	160,735,113	163,832,332

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

Sunlight believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, including the current economic conditions and increasing interest rates, and on Sunlight’s business, makes any estimates and assumptions as of December 31, 2022 inherently less certain than they would be absent the current and potential impacts from those conditions.

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

Until December 2022, Sunlight’s contracts with its intermediary Bank Partner to originate home improvement loans and with an indirect loan purchaser to purchase such loans were considered derivatives under GAAP. As such, Sunlight’s revenues excluded the platform fees that Sunlight earned in connection with these contracts. Instead, Sunlight estimated the fair value of the contract derivatives based upon the present value of net cash flows Sunlight expected to collect under the contracts, which predominately consisted of the difference of the proceeds Sunlight expected to collect from an indirect channel capital provider at purchase of the loans by such capital provider (the principal balance of loans purchased less the relevant capital provider discount plus unpaid accrued interest on the loans to the date of purchase) and any amounts Sunlight owed to its Bank Partner in connection with such loans. Upon sale, Sunlight reversed the unrealized estimated fair value of the contract derivative for the loans sold and recognized the net cash Sunlight received from the sale within “Realized Gains (Losses) on Contract Derivatives, Net” in Sunlight’s consolidated statement of operations. In December 2022, Sunlight and Bank Partner amended the agreement, which removed the indexed contractual rate and the agreement was no longer considered a derivative under GAAP.

Sunlight is obligated to repurchase non-performing loans originated by its Bank Partner from the date of origination to the date the loans are purchased from Sunlight’s Bank Partner by a Sunlight indirect channel capital provider. Sunlight does not record loans originated by its Bank Partner on its consolidated balance sheets (as Sunlight is not the originator of the loans), but Sunlight does record a liability for the losses Sunlight reasonably expects to incur in connection with Sunlight’s guarantee of its Bank Partner. Sunlight’s measurement of this liability is subject to significant judgement using historical loss experiences to estimate the likelihood that the guaranteed loans will default prior to sale and the severity of the loss Sunlight expects to incur. At December 31, 2022 and December 31, 2021, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s Bank Partner and delinquent more than 90 days was $1.3 million and $0.1 million, respectively.

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

Contract Derivatives

Sunlight’s contracts under which Sunlight arranges Indirect Channel Loans, contain features determined to be embedded derivatives from its host. Embedded derivatives are separated from the host contract and carried at fair value when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, standalone instrument with the same terms would qualify as a derivative instrument. The derivatives are measured both initially and in subsequent periods at fair value, with changes in fair value recognized on the statement of operations.

Sunlight uses a discounted cash flow model to value its servicing liabilities using various key assumptions, such as estimation of the timing and probability of expected future sales and selection of a discount rate applied to future cash flows using Sunlight’s implied credit risk.

Servicing Liabilities

Sunlight has an obligation to service Indirect Channel Loans for the period from origination by Sunlight’s Bank Partner until the Indirect Channel Loans are sold to an institutional investor, financial institution or other funding source. Upon amendments to the agreements between Sunlight and its Bank Partner in December 2022, Sunlight is no longer entitled to reimburse itself for all servicing expense prior to the sale of Indirect Channel Loans. Therefore, management determined that, in accordance with ASC 860, Transfers and Servicing, the compensation Sunlight receives to service these Bank Partner Loans is less than adequate and as a result, as of December 31, 2022, management recognized a servicing liability as part of the other liabilities on the accompanying Consolidated Balance Sheets.

Sunlight uses a discounted cash flow model to value its derivative assets and liabilities using various key assumptions, such as the cost of servicing, an estimation of the timing and probability of expected future cash flows, a weighted average remaining life, and a selection of a discount rate applied to future cash flows using peer market data.

Sunlight Rewards™ Program

The Sunlight Rewards™ Program is a proprietary loyalty program that Sunlight offers to salespeople selling residential solar systems for Sunlight’s network of contractors. Sunlight records a contingent liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450-20, Loss Contingencies using the estimated incremental cost of each point based upon the points earned, the point redemption value, and an estimated probability of point redemption consistent with Sunlight’s historical redemption experience under the program. When a salesperson redeems points from Sunlight’s third-party loyalty program vendor, Sunlight pays the stated redemption value of the points redeemed to the vendor. If all points earned under the Sunlight Rewards™ Program were redeemed at December 31, 2022 and December 31, 2021, Sunlight would pay $3.1 million and $3.0 million, respectively, of which Sunlight recorded liabilities of $1.8 million and $1.8 million.

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

ITEM 8. FINANCIAL STATEMENTS

Report of RSM US LLP (PCAOB ID 49), Independent Registered Public Accounting Firm

Board of Directors
Sunlight Financial Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sunlight Financial Holdings Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021 (Successor), the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2022 (Successor), the period from July 10, 2021 to December 31, 2021 (Successor), and the period from January 1, 2021 to July 9, 2021 (Predecessor), and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 (Successor) and the results of its operations and its cash flows for the year ended December 31, 2022 (Successor), the period from July 10, 2021 to December 31, 2021 (Successor), and the period from January 1, 2021 to July 9, 2021 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
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
New York, New York
May 4, 2023

SUNLIGHT FINANCIAL HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2022	2021

Assets
Cash and cash equivalents	$47,515	$91,882
Restricted cash	4,272	2,018
Advances (net of allowance for credit losses of $6,736 and $238)	45,393	66,839
Financing receivables (net of allowance for credit losses of $102 and $148)	3,532	4,313
Goodwill	—	445,756
Intangible assets, net	319,920	365,839
Property and equipment, net	1,489	4,069
Other assets	30,074	21,531
Total assets	$452,195	$1,002,247

Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses	$20,674	$23,386
Funding commitments	20,400	22,749
Debt	20,613	20,613
Deferred tax liabilities	688	36,686
Warrants, at fair value	4,297	19,007
Other liabilities	17,196	843
Total liabilities	83,868	123,284

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock; $0.0001 par value; 35,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Class A common stock; $0.0001 par value; 420,000,000 shares authorized; 83,619,915 and 86,373,596 issued; and 82,307,760 and 84,803,687 outstanding as of December 31, 2022 and December 31, 2021, respectively	8	9
Class C common stock; $0.0001 par value; 65,000,000 shares authorized; 47,287,370 and 47,595,455 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	761,698	764,366
Accumulated deficit	(501,635)	(186,022)
Total capital	260,071	578,353
Treasury stock, at cost; 1,312,155 and 1,569,909 Class A shares as of December 31, 2022 and December 31, 2021, respectively	(15,307)	(15,535)
Total stockholders' equity	244,764	562,818
Noncontrolling interests in consolidated subsidiaries	123,563	316,145
Total equity	368,327	878,963
Total liabilities and stockholders' equity	$452,195	$1,002,247

See notes to consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Successor		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021
Revenue	$98,506	$61,674	$53,064
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	27,095	9,873	10,556
Compensation and benefits	51,746	44,996	17,162
Selling, general, and administrative	24,871	7,419	3,450
Property and technology	7,447	3,088	2,790
Depreciation and amortization	49,394	43,389	1,688
Provision for losses	51,293	1,217	1,172
Goodwill impairment	445,756	224,701	—
Management fees to affiliate	—	—	204
	657,602	334,683	37,022
Operating income (loss)	(559,096)	(273,009)	16,042
Other Income (Expense), Net
Interest income	3,485	149	262
Interest expense	(1,404)	(554)	(604)
Change in fair value of warrant liabilities	14,710	22,583	(5,504)
Change in fair value of contract derivatives, net	(962)	638	(662)
Realized gains on contract derivatives, net	2,601	2,866	2,992
Other realized losses, net	(703)	—	—
Other income (expense)	(7,488)	(181)	616
Business combination expenses	—	(3,080)	(7,011)
	10,239	22,421	(9,911)
Net Income (Loss) Before Income Taxes	(548,857)	(250,588)	6,131
Income tax benefit	36,921	3,504	—
Net Income (Loss)	(511,936)	(247,084)	6,131
Noncontrolling interests in loss of consolidated subsidiaries	196,085	87,528	—
Net Income (Loss) Attributable to Class A Shareholders	$(315,851)	$(159,556)	$6,131

Loss Per Class A Share
Net loss per Class A share
Basic	$(3.76)	$(1.87)
Diluted	$(3.89)	$(1.87)
Weighted average number of Class A shares outstanding
Basic	83,804,659	84,824,109
Diluted	130,618,205	84,824,109
See notes to consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Successor
	Shares		Preferred Stock	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Class A	Class C		Class A	Class B	Class C
December 31, 2021	86,373,596	47,595,455	—	$9	$—	$—	$764,366	$(186,022)	$(15,535)	$562,818	$316,145	$878,963
Equity-based compensation	282,578	—	—	—	—	—	10,141	—	—	10,141	4,378	14,519
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	(187)	—	(154)	(341)	—	(341)
Equity repurchase	(3,036,259)	—	—	(1)	—	—	(10,451)	—	—	(10,452)	—	(10,452)
Class EX unit & Class C share exchange	—	(308,085)	—	—	—	—	—	—	382	382	(382)	—
Dilution	—	—	—	—	—	—	(2,171)	—	—	(2,171)	2,171	—
Distribution	—	—	—	—	—	—	—	—	—	—	(2,705)	(2,705)
Cumulative ASC 842 adoption effect	—	—	—	—	—	—	—	238	—	238	41	279
Net loss	—	—	—	—	—	—	—	(315,851)	—	(315,851)	(196,085)	(511,936)
December 31, 2022	83,619,915	47,287,370	—	$8	$—	$—	$761,698	$(501,635)	$(15,307)	$244,764	$123,563	$368,327

SUNLIGHT FINANCIAL HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands)

	Successor
	Shares		Preferred Stock	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Class A	Class C		Class A	Class B	Class C
July 10, 2021	86,373,596	47,595,455	$—	$9	$—	$—	$720,840	$(26,466)	$—	$694,383	$427,010	$1,121,393
Equity-based compensation	—	—	—	—	—	—	13,147	—	—	13,147	7,042	20,189
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	—	—	(15,535)	(15,535)	—	(15,535)
Dilution	—	—	—	—	—	—	30,379	—	—	30,379	(30,379)	—
Net loss	—	—	—	—	—	—	—	(159,556)	—	(159,556)	(87,528)	(247,084)
December 31, 2021	86,373,596	47,595,455	$—	$9	$—	$—	$764,366	$(186,022)	$(15,535)	$562,818	$316,145	$878,963

	Predecessor
	Units				Temporary Equity				Units	Members' Equity
	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Class A-3 Units	Class A-2 Units	Class A-1 Units	Common Units	Other Ownership Interests	Other Ownership Interests	Accumulated Deficit	Total Members' Equity
December 31, 2020	376,395	225,972	296,302	78,717	$260,428	$154,286	$202,045	$47,757	53,105	$1,439	$(623,342)	$(621,903)
Preferred distributions, paid in-kind	28,995	17,407	22,824	—	24,061	14,994	19,654	—	—	—	(58,709)	(58,709)
Change in temporary equity redemption value	—	—	—	—	59,335	48,989	64,502	22,839	—	—	(195,665)	(195,665)
Equity-based compensation	—	—	—	—	—	—	—	—	3,356	18	—	18
Net income	—	—	—	—	—	—	—	—	—	—	6,131	6,131
July 9, 2021	405,390	243,379	319,126	78,717	$343,824	$218,269	$286,201	$70,596	56,461	$1,457	$(871,585)	$(870,128)

See notes to consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021
Cash Flows From Operating Activities
Net income (loss)	$(511,936)	$(247,084)	$6,131
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	49,394	43,389	1,782
Goodwill impairment	445,756	224,701	—
Provision for losses	51,293	1,217	1,172
Change in fair value of warrant liabilities	(14,710)	(22,583)	5,504
Change in fair value of contract derivatives, net	962	(638)	662
Other expense (income)	6,984	181	(616)
Share-based payment arrangements	17,851	29,646	18
Deferred income tax benefit	(35,823)	(5,524)	—
Increase (decrease) in operating capital:
Increase in advances	(21,782)	(24,219)	(7,314)
Decrease (increase) in due from affiliates	—	1,839	(1,839)
Decrease (increase) in other assets	(4,619)	(16,367)	2,129
Increase (decrease) in accounts payable and accrued expenses	(4,234)	(3,476)	2,327
Increase (decrease) in funding commitments	(3,039)	1,263	3,100
Increase (decrease) in due to affiliates	—	(761)	761
Increase (decrease) in other liabilities	(1,736)	(149)	539
Net cash provided by (used in) operating activities	(25,639)	(18,565)	14,356

Cash Flows From Investing Activities
Return of investments in loan pool participation and loan principal repayments	931	710	832
Payments to acquire loans and participations in loan pools	(3,296)	(716)	(1,170)
Payments to acquire property and equipment	(2,321)	(3,436)	(1,066)
Payments to acquire Sunlight Financial LLC, net of cash acquired	—	(304,570)	—
Net cash used in investing activities	(4,686)	(308,012)	(1,404)

Cash Flows From Financing Activities
Proceeds from borrowings under line of credit	—	—	20,746
Repayments of borrowings under line of credit	—	—	(14,758)
Proceeds from issuance of private placement	—	250,000	—
Payments of stock issuance costs	—	(19,618)	—
Payments for share-based payment tax withholding	(154)	(26,424)	—
Payments for repurchase of common stock	(10,452)	—	—
Payment of capital distributions	(1,182)	—	(7,522)
Payment of debt issuance costs	—	—	(491)
Net cash provided by (used in) financing activities	(11,788)	203,958	(2,025)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(42,113)	(122,619)	10,927

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	93,900	216,519	52,705

Cash, Cash Equivalents, and Restricted Cash, End of Period	$51,787	$93,900	$63,632

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,407	$527	$537
Cash paid during the period for income taxes, net	4,973	—	—

Noncash Investing and Financing Activities
Distributions declared, but not paid	$1,521	$—	$—
Preferred dividends, paid in-kind	—	—	58,709
Change in temporary equity redemption value	—	—	195,665
Capital expenditures incurred but not yet paid	278	1,156	—
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

Liquidity and Going Concern — Sunlight has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As more fully described in Note 5, Sunlight borrows under a revolving credit facility with Silicon Valley Bank (“SVB”) that was due to mature on April 26, 2023. Prior to the SVB receivership and entry into a new Secured Term Loan with the Bank Partner (Note 11), Sunlight was in negotiations with SVB to extend the maturity date and to address Sunlight defaults under the revolving credit facility. Prior to the issuance of Sunlight’s financial statements as of and for the year ended December 31, 2022, these negotiations and the ability of Sunlight to amend and extend (or to replace) this revolving credit facility were uncertain, which could have had a material impact on Sunlight’s liquidity, cash and ability to attract new capital if not resolved on a timely basis.

Additionally, Sunlight’s Bank Partner holds Indirect Channel Loans on its balance sheet until directed by Sunlight in the ordinary course of its business to sell them to investors, including credit funds, insurance companies, and pension funds. While Sunlight’s Bank Partner is the owner of the loans, Sunlight retains economic exposure to them until they are sold. Sunlight profits when the price that investors pay for the Indirect Channel Loans exceeds the Bank Partner’s cost basis in the loans and incurs a loss when the price that investors pay for the Indirect Channel Loans is less than the Bank Partner’s cost basis in the loans. Prior to the execution of amendments (Note 11) to the loan agreements between Sunlight and its Bank Partner (“Bank Partner Agreements”), the Bank Partner Agreements capped the total amount of Indirect Channel Loans held by the Bank Partner at $450.0 million. However, the Indirect Channel Loans held by Sunlight’s Bank Partner included a significant amount of funded but unsold loans which were credit approved prior to certain pricing actions that Sunlight took in the third and fourth quarters of 2022 (the “Backbook Loans”). Despite the completion of the previously disclosed loan sale in December 2022, Sunlight was not in compliance with certain provisions of the Bank Partner Agreements, including the total loan cap.

Sunlight believes that the aforementioned conditions, considered in the aggregate, raised substantial doubt about its ability to continue as a going concern; however, on April 2, 2023, Sunlight entered into a Commitment and Transaction Support Agreement (“Commitment & Transaction Support Agreement”) with Sunlight’s Bank Partner and effective April 25, 2023 consummated the transactions agreed to under the agreement including, among other things, amendments to the Bank Partner Agreements (“Amended Bank Partner Agreements”) and entry into a Secured Term Loan with the Bank Partner (the “Secured Term Loan”), after December 31, 2022 that Sunlight believes alleviates such conditions as the Secured Term Loan, among other things, replaces the revolving credit facility with SVB with increased borrowing amounts and was used to pay off the SVB facility and the Amended Bank Partner Agreements increase the total amount of Indirect Channel Loans that Sunlight’s Bank Partner may hold (Note 11). Sunlight believes such transactions, in addition to pricing actions that Sunlight took in the third and fourth quarters of 2022, provide cash and cash equivalents that will be reasonably sufficient to fund its operating expenses, capital expenditure requirements, and debt service payments through at least twelve months from the date that these consolidated financial statements were issued.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes Sunlight will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

As a result of the Business Combination, a wholly-owned subsidiary of Sunlight Financial Holdings Inc. is the managing member of Sunlight Financial LLC, in which existing unitholders hold a 35.9% and 35.0% noncontrolling interest, net of unvested Class EX Units (Note 6), at December 31, 2022 and December 31, 2021, respectively.

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates of pending loan originations and sales, which significantly impacts revenues; determinations of fair value, including goodwill, derivatives, and servicing rights; estimates regarding loan performance, which impacts impairments and allowances for loan losses; project installations, which impacts guarantee obligations; and the useful lives of intangible assets. Actual results may differ from those estimates.

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

Sunlight follows this hierarchy for its financial instruments, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes Sunlight’s financial instruments hierarchy at December 31, 2022:

Level	Financial Instrument	Measurement
1	Cash and cash equivalents and restricted cash	Estimates of fair value are measured using observable, quoted market prices, or Level 1 inputs
	Public Warrants	Estimates of fair value are measured using observable, quoted market prices of Sunlight’s warrants.
2	Servicing liabilities	Estimates of fair value are measured based upon observable market data.
3	Loans and loan participations, held-for-investment	Estimated fair value is generally determined by discounting the expected future cash flows using inputs such as discount rates.
	Contract derivative	Estimated fair value based upon discounted expected future cash flows arising from the contract.
	Private Placement Warrants	Estimated fair value based upon quarterly valuation estimates of warrant instruments, based upon quoted prices of Sunlight’s Class A shares and warrants thereon as well as fair value inputs provided by an independent valuation firm.

Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of Sunlight’s Level 3 financial instruments. Sunlight’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that financial instrument. At December 31, 2022, Sunlight’s valuation process for Level 3 measurements, as described below, was conducted internally or by an independent valuation firm and reviewed by management.

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

Valuation of Contract Derivative — Management considers Sunlight's contracts under which Sunlight (a) arranged Indirect Channel Loans for the purchase and installation of home improvement other than residential solar energy systems until December 2022 (“Contract Derivative 1”) and (b) earns income from the prepayment of certain of those Loans sold to an Indirect Channel Loan Purchaser (“Contract Derivative 2”), both considered derivatives under GAAP, as Level 3 financial instruments in the fair value hierarchy as such instruments represent bilateral, nontraded agreements for which there is limited market activity. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of the contracts.

Valuation of Servicing Liabilities — Sunlight assumes an obligation to service certain loans when originated. Sunlight evaluates compensation it receives to service these loans, if any, against the servicing costs a willing market participant would require to service loans with similar characteristics to service such loans. At December 31, 2022, Sunlight determined that the compensation it receives for certain servicing agreements are less than the estimated market cost to service and recognized a liability reported within Other Liabilities in the accompanying Consolidated Balance Sheet. Servicing liabilities are considered Level 2 financial instruments, as the primary components of the fair value are obtained from observable inputs based on market data, reasonably adjusted for assumptions that would be used by market participants to service our Bank Partner loans, for which market data is not available.

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

	Successor
	December 31, 2022	December 31, 2021
Cash and cash equivalents	$47,515	$91,882
Restricted cash and cash equivalents	4,272	2,018
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$51,787	$93,900

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

At December 31, 2022 and December 31, 2021, Sunlight evaluated financing receivables collectively, based upon those financing receivables with similar characteristics. Sunlight individually evaluates nonaccrual loans with contractual balances of $50,000 or more and receivables whose terms have been modified in a troubled debt restructuring with contractual balances of $50,000 or more to establish specific allowances for such receivables, if required. Those financing receivables where impairment is indicated were evaluated individually for impairment, though such amounts were not material.

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

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. Sunlight performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include, but are not limited to, significant adverse changes in customer demand or business climate and related competitive considerations. Sunlight first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If so, Sunlight performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized by the applicable reporting unit(s). If Sunlight determines that the implied fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Sunlight has one reporting unit and, as part of its most recent annual impairment test during the fourth quarter of 2022 and at December 31, 2022, determined that it was more likely than not that the implied fair value of the reporting unit in which Sunlight recorded goodwill was less than its carrying value primarily based upon market activities impacting public companies similar to Sunlight, and further impaired its goodwill by $384.4 million and $61.4 million at September 30, 2022 and December 31, 2022, respectively, for a total of $445.8 million impairment charges during the year ended December 31, 2022, reflecting challenges in the macro-economic environment, such as rapidly rising interest rates that impacted the financial and market performance of Sunlight and its peers though December 31, 2022 (see Note 11 for events subsequent to December 31, 2022). The carrying value of Sunlight’s goodwill changed by the following amounts:

December 31, 2021 (Successor)
Goodwill	$670,457
Accumulated impairment losses	(224,701)
445,756

Impairment losses	(445,756)

December 31, 2022 (Successor)
Goodwill	670,457
Accumulated impairment losses	(670,457)
$—

Intangible Assets, Net — Sunlight identified the following intangible assets, recorded at fair value at the Closing Date of the Business Combination, and carried at a value net of amortization over their estimated useful lives on a straight-line basis. Sunlight’s intangible assets are evaluated for impairment on at least a quarterly basis:

	Estimated Useful Life (in Years)			Carrying Value
				Successor
Asset				December 31, 2022	December 31, 2021
Contractor relationships(a)	11.5			$350,000	$350,000
Capital provider relationships(b)	0.8			—	43,000
Trademarks/ trade names(c)	10.0			7,900	7,900
Developed technology(d)	3.0	—	5.0	11,163	8,193
				369,063	409,093
Accumulated amortization(e)(f)(g)				(49,143)	(43,254)
				$319,920	$365,839
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
e.Amounts include amortization expense of $0.9 million, $0.6 million, and $1.5 million related to capitalized internally developed software costs for the year ended December 31, 2022 and the periods from July 10, 2021 through December 31, 2021 and January 1, 2021 through July 9, 2021, respectively.
f.Includes amortization expense of $48.9 million, $43.3 million, and $1.4 million for the year ended December 31, 2022 and the periods from July 10, 2021 through December 31, 2021 and January 1, 2021 through July 9, 2021, respectively.

g.At December 31, 2022, the approximate aggregate annual amortization expense for definite-lived intangible assets, including capitalized internally developed software costs as a component of capitalized developed technology, are as follows:

	Developed Technology	Other Identified Intangible Assets	Total
2023	$2,828	$31,199	$34,027
2024	2,730	31,285	34,015
2025	1,925	31,199	33,124
2026	694	31,199	31,893
2027	—	31,199	31,199
Thereafter	—	155,662	155,662
	$8,177	$311,743	$319,920

Property and Equipment, Net — Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

	Estimated Useful Life (in Years)			Carrying Value
				Successor
Asset Category				December 31, 2022	December 31, 2021
Furniture, fixtures, and equipment	5			$1,512	$1,020
Computer hardware	5			1,328	1,108
Computer software	1	—	3	338	250
Leasehold improvements	Shorter of life of improvement or lease term			—	2,829
				3,178	5,207
Accumulated amortization and depreciation(a)				(1,689)	(1,138)
				$1,489	$4,069
a.Includes depreciation expense of $0.6 million, $0.2 million, $0.2 million, for the year ended December 31, 2022 and the periods from July 10, 2021 through December 31, 2021, and January 1, 2021 through July 9, 2021, respectively.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with its Bank Partner, Direct Channel Partners, and contractors, each of Sunlight’s Direct Channel Partners and its Bank Partner periodically remits to Sunlight the cash related to loans the funding source has originated. Sunlight has committed to funding such amounts, less any amounts Sunlight is entitled to retain, to the relevant contractor when certain milestones relating to the installation of residential solar systems or the construction of installation of other home improvement projects underlying the consumer receivable have been reached. Sunlight presents any amounts that Sunlight retains in anticipation of a contractor completing an installation milestone as “Funding Commitments” on the accompanying Consolidated Balance Sheets, which totaled $20.4 million and $22.7 million at December 31, 2022 and December 31, 2021, respectively.

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

Distributions Payable — Sunlight Financial LLC accrues estimated tax payments to holders of its members’ equity when earned in accordance with Sunlight Financial LLC’s organizational agreements. On December 31, 2020, Sunlight accrued $1.3 million, $1.2 million, and $5.0 million, or $4.38, $5.33, and $13.34 per unit, payable to Class A-1, A-2, and A-3 Units, respectively, of which Sunlight paid $7.5 million during the year ended December 31, 2021. On June 30, 2022, Sunlight accrued $1.5 million, or $0.03 per Class EX Unit, to its noncontrolling interests. Ratable estimated tax payments from Sunlight Financial LLC to members consolidated by Sunlight are eliminated in consolidation. As of December 31, 2022, Sunlight Financial LLC did not generate taxable income during the year ended December 31, 2022 and expects to use tax distributions already declared during the current tax year to offset future estimated tax liability distributions, if any.

Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities — At each of December 31, 2022 and December 31, 2021, (a) other assets included Sunlight’s contract derivatives, prepaid expenses, accounts receivable, and interest receivable, and (b) accounts payable, accrued expenses, and other liabilities included Sunlight’s guarantee liability, accrued compensation, and other payables. Other assets at December 31, 2022 also included right-of-use assets arising from operating leases, and other liabilities at December 31, 2022 also included associated lease liabilities, and servicing liabilities.

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

	Successor		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021
Platform fees, net(a)	$90,158	$56,783	$50,757
Other revenues(b)	8,348	4,891	2,307
	$98,506	$61,674	$53,064
a.Amounts presented net of variable consideration in the form of rebates to certain contractors. Includes platform fees from affiliates of $0.0 million, $0.0 million, $0.2 million, for the year ended December 31, 2022 and the periods from July 10, 2021 through December 31, 2021, and January 1, 2021 through July 9, 2021, respectively. (Note 9).
b.Includes loan portfolio management, administration, and other ancillary fees Sunlight earns that are incidental to its primary operations. Sunlight earned $0.2 million, $0.1 million, $0.1 million, for the year ended December 31, 2022 and the periods from July 10, 2021 through December 31, 2021, and January 1, 2021 through July 9, 2021, respectively, in administrative fees from an affiliate. (Note 9).

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

The contracts under which Sunlight (a) arranges Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems until December 2022 and (b) earns income from the prepayment of certain Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems sold to an Indirect Channel Loan Purchaser are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight records realized gains on the derivatives within “Realized Gains on Contract Derivative, Net” in the accompanying Consolidated Statements of Operations. Sunlight realized gains (losses) of $2.6 million, $2.9 million, $3.0 million, for the year ended December 31, 2022 and the periods from July 10, 2021 through December 31, 2021 and January 1, 2021 through July 9, 2021, respectively (Note 4). Sunlight recognized platform fee revenue for its facilitation of Direct Channel Loans for the purchase and installation of home improvements other than residential solar energy systems of $5.5 million, $0.2 million, $0.0 million, for the year ended December 31, 2022 and the periods from July 10, 2021 through December 31, 2021, and January 1, 2021 through July 9, 2021, respectively.

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

Loans are considered past due or delinquent if the required principal and interest payments have not been received as of the date such payments are due. Generally, loans, including impaired loans, are placed on non-accrual status when (a) either principal or interest payments are 90 days or more past due based on contractual terms or (b) an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on non-accrual status. When a loan owned by Sunlight (each, a “Balance Sheet Loan”) is placed on non-accrual status, Sunlight ceases to recognize interest income on the loans and reverses previously accrued and unpaid interest, if any. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Sunlight may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. Advances are created at par and do not bear, and therefore do not accrue, interest income. In addition to loans and loan participations, Sunlight recognizes interest income on a specified proportion of the contractual interest and original issue discount on Indirect Channel Loans held by Sunlight’s Bank Partner.

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

In accordance with the operating agreement of Sunlight Financial LLC, to the extent possible without impairing its ability to continue to conduct its business and activities, and in order to permit its member to pay taxes on the taxable income allocated to those members, Sunlight Financial LLC is required to make distributions to the member in the amount equal to the estimated tax liability of the member computed as if the member paid income tax at the highest marginal federal and state rate applicable to a corporate entity or individual resident in New York, New York to the extent Sunlight’s operations generate taxable income allocable to the applicable member. Sunlight Financial LLC declared $2.7 million of distributions, of which it paid $1.2 million, during the year ended December 31, 2022. As of December 31, 2022, Sunlight Financial LLC no longer expects to generate taxable income during the current tax year and expects to use tax distributions already declared during the current tax year to offset future estimated tax liability distributions, if any. Consequently, Sunlight Financial LLC did not declare any further distributions through December 31, 2022. Sunlight did not declare any distributions during the year ended December 31, 2021.

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

Unaudited Pro Forma Operating Results — The following unaudited pro forma financial information presents the results of operations for each of the years ended December 31, 2022 and 2021, respectively, as if the Business Combination on July 9, 2021 had occurred as of January 1, 2021. The unaudited pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, transaction expenses, nonrecurring post-combination compensation expense and the related adjustment to the income tax provision.

	For the Year Ended December 31,
	2022	2021
Revenue	$98,506	$114,738
Net income (loss) before income taxes	(527,471)	(217,023)
Income tax benefit	35,482	3,038
Noncontrolling interests in (income) loss of consolidated subsidiaries	186,725	75,646
Net income (loss) attributable to Class A shareholders	(305,264)	(138,338)

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

ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting — In March 2020, the FASB issued ASU No. 2020-04, which provides optional expedients for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2024. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. Sunlight is currently evaluating the impact of the adoption of ASU 2020-04, as updated by ASU 2021-01 Reference Rate Reform (Topic 848): Scope, and ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 on its consolidated financial statements.

ASU No. 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments — The FASB issued ASU No. 2016-13 in June 2016. The standard amends the existing credit loss model to reflect a reporting entity’s current estimate of all expected credit losses and requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at a net amount expected to be collected through deduction of an allowance for credit losses from the amortized cost basis of the financial asset(s). ASU No. 2016-13, as amended, is effective for Sunlight in the fiscal year ended December 31, 2023. Early adoption was permitted beginning in the first quarter of 2018. With limited exceptions, an entity should apply ASU No. 2016-13 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Sunlight is finalizing its evaluation of the guidance to determine the impact it may have on its consolidated financial statements, but it does not anticipate the adoption of this ASU will have a material effect on the Sunlight’s consolidated financial statements or related disclosures.

ASU No. 2022-02 Financial Instruments — Credit Losses (Topic 326) — Troubled Debt Restructuring and Vintage Disclosures — The FASB issued final guidance amending ASC 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted ASC 326 and requiring them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. For Sunlight, the guidance is effective for fiscal years beginning after December 15, 2022, and interim periods therein. Early adoption is permitted. Sunlight is currently evaluating the impact it may have on its consolidated financial statements.

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

	Advances(a)	Loans and Loan Participations(b)	Total
December 31, 2022 (Successor)
Amounts outstanding	$52,129	$3,944	$56,073
Unamortized discount	—	(310)	(310)
Allowance for credit losses	(6,736)	(102)	(6,838)
Carrying value	$45,393	$3,532	$48,925
December 31, 2021 (Successor)
Amounts outstanding	$67,077	$4,875	$71,952
Unamortized discount	—	(414)	(414)
Allowance for credit losses	(238)	(148)	(386)
Carrying value	$66,839	$4,313	$71,152
a.Represents advance payments made by Sunlight to certain contractors, generally on a short-term basis, in anticipation of a project’s substantial completion, including advances of $1.5 million and $9.0 million, net of allowances of $0.1 million and $0.0 million, to Sunlight contractors not associated with specific installation projects at December 31, 2022 and December 31, 2021, respectively.
b.Represents (i) Sunlight’s 5.0% participation interest in a pool of residential solar loans with an aggregate UPB of $3.6 million and $4.6 million at December 31, 2022 and December 31, 2021, respectively, and (ii) Indirect Channel Loans purchased by Sunlight with an aggregate UPB of $0.3 million and $0.3 million at December 31, 2022 and December 31, 2021, respectively. No loans or loan participations were individually evaluated for impairment at December 31, 2022 or December 31, 2021.

	Successor		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021
Allowance for Credit Losses — Advances
Beginning Balance	$238	$—	$121
Provision for credit losses	48,050	358	90
Realized losses(a)	(41,552)	(120)	—
Ending Balance	$6,736	$238	$211

Allowance for Credit Losses — Loans and Loan Participations
Beginning Balance	$148	$—	$125
Provision for credit losses	3,243	859	1,082
Realized losses	(3,289)	(711)	(1,096)
Ending Balance	$102	$148	$111

Changes in Carrying Value — Loans and Loan Participations
Beginning Balance	$4,313	$5,105	$5,333
Purchases, net(b)	3,296	716	1,170
Proceeds from principal repayments, net	(931)	(710)	(832)
Accretion of loan discount	97	61	123
Provision for credit losses	(3,243)	(859)	(1,082)
Ending Balance	$3,532	$4,313	$4,712
a.Sunlight charged-off advances totaling $32.4 million for the year ended December 31, 2022 attributable to the insolvency of one of Sunlight’s largest contractors as well as $9.2 million charged off in connection with three other contractors.
b.During the periods July 10, 2021 through December 31, 2021 and January 1, 2021 through July 9, 2021, Sunlight purchased (i) 5.0% participation interests in 0 and 54 loans with an aggregate UPB of $0.0 million and $0.1 million, respectively, as well as (ii) 20 and 51 Indirect Channel Loans with an aggregate UPB of $0.4 million and $1.1 million, respectively. During the year ended December 31, 2022, Sunlight purchased 113 Indirect Channel Loans with an aggregate UPB of $3.0 million.

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

Risk Ratings — As further described in Note 2, management evaluates Sunlight’s advances for impairment using risk ratings assigned on a scale of “1” (low risk) through “5” (higher risk). The following table allocates the advance amount outstanding based on Sunlight’s internal risk ratings:

		Total
Risk Tier(a)		Contractors	Amount Outstanding	% of Amount Outstanding
December 31, 2022 (Successor)
1	Low risk	130	$14,585	28.0%
2	Low-to-medium risk	152	23,686	45.4
3	Medium risk	70	3,868	7.4
4	Medium-to-high risk	28	9,793	18.8
5	Higher risk	8	197	0.4
		388	$52,129	100.0%
December 31, 2021 (Successor)
1	Low risk	76	$14,575	21.7%
2	Low-to-medium risk	77	38,955	58.1
3	Medium risk	17	13,547	20.2
4	Medium-to-high risk	—	—	—
5	Higher risk	—	—	—
		170	$67,077	100.0%
a.At December 31, 2022 and December 31, 2021, the average risk rating of Sunlight’s advances was 2.2 (“low-to-medium risk”) and 2.0 (“low-to-medium risk”), weighted by total advance amounts outstanding, respectively.

Delinquencies — The following table presents the payment status of advances held by Sunlight:

Payment Delinquency	Amount Outstanding(a)	% of Amount Outstanding
December 31, 2022 (Successor)
Current	$27,257	53.8%
Less than 30 days	7,456	14.7
30 days	5,197	10.3
60 days	3,099	6.1
90+ days(b)	7,620	15.1
	$50,629	100.0%
December 31, 2021 (Successor)
Current	$54,586	94.0%
Less than 30 days	1,956	3.4
30 days	534	0.9
60 days	361	0.6
90+ days(b)	640	1.1
	$58,077	100.0%
a.Excludes advances of $1.5 million and $9.0 million to Sunlight contractors not associated with specific installation projects and was not delinquent at December 31, 2022 and December 31, 2021, respectively.
b.As further discussed in Note 2, Sunlight generally evaluates amounts delinquent for 90 days or more for impairment. Advances to contractors may remain outstanding as a result of operational and various other factors that are unrelated to the contractor’s creditworthiness. Sunlight assessed advances 90 days or more, along with other factors that included the contractor’s risk tier and historical loss experience, and established loss allowances of $2.0 million and $0.2 million at December 31, 2022 and December 31, 2021, respectively.

Concentrations — The following table presents the concentration of advances, by counterparty:

	Successor
	December 31, 2022		December 31, 2021
Contractor	Amount Outstanding	% of Total	Amount Outstanding	% of Total
1	$7,348	14.1%	$9,496	14.2%
2	4,326	8.3	20,894	31.1
3	4,098	7.9	2,093	3.1
4	3,902	7.5	2,610	3.9
5	2,711	5.2	855	1.3
6	1,410	2.7	302	0.5
7	1,004	1.9	25	—
8	992	1.9	436	0.6
9	929	1.8	99	0.1
10	802	1.5	—	—
Other(a)	24,607	47.2	30,267	45.2
	$52,129	100.0%	$67,077	100.0%
a.At December 31, 2022 and December 31, 2021, Sunlight recorded advances receivable from 378 and 160 counterparties not individually listed in the table above with average balances of $0.1 million and $0.1 million, respectively. At December 31, 2021, Sunlight recorded advances receivable from individual counterparties of $12.5 million, $2.6 million, $1.7 million, $0.6 million, and $0.6 million that represent the largest advance concentrations included in “Other,” based on the amount outstanding.

Loans and Loan Participations — The following section presents certain characteristics of Sunlight’s investments in loans and loan participations. Unless otherwise indicated, loan participation amounts are shown at Sunlight’s 5.0% interest in the underlying loan pool.

Delinquencies — The following table presents the payment status of loans and loan participations held by Sunlight:

Payment Delinquency(a)	Loan Participations		Bank Partner Loans		Total
	Loans	UPB	Loans	UPB	Loans	UPB	% of UPB
December 31, 2022 (Successor)
Current	3,302	$3,502	14	$240	3,316	$3,742	94.9%
Less than 30 days	89	101	3	69	92	170	4.3
30 days	15	17	—	—	15	17	0.4
60 days	6	9	—	—	6	9	0.2
90+ days	6	6	—	—	6	6	0.2
	3,418	$3,635	17	$309	3,435	$3,944	100.0%
December 31, 2021 (Successor)
Current	3,780	$4,442	14	$268	3,794	$4,710	96.6%
Less than 30 days	73	96	1	11	74	107	2.2
30 days	15	23	—	—	15	23	0.5
60 days	10	14	—	—	10	14	0.3
90+ days	7	9	1	12	8	21	0.4
	3,885	$4,584	16	$291	3,901	$4,875	100.0%
a.As further described in Note 2, Sunlight places loans delinquent greater than 90 days on nonaccrual status. Such loans had carrying values of $0.0 million and $0.0 million at December 31, 2022 and December 31, 2021, respectively. Sunlight does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material.

Loan Collateral Concentrations — The following table presents the UPB of Balance Sheet Loans, including Sunlight’s relevant participation percentage of the Indirect Channel Loans underlying the participation interests held by Sunlight, based upon the state in which the borrower lived at the time of loan origination:

	Successor
	December 31, 2022		December 31, 2021
State	UPB	% of Total	UPB	% of Total
Texas	$732	18.6%	$930	19.1%
California	698	17.7	867	17.8
Florida	371	9.4	423	8.7
New York	269	6.8	325	6.7
New Jersey	256	6.5	302	6.2
Arizona	178	4.5	220	4.5
Massachusetts	174	4.4	201	4.1
Pennsylvania	159	4.0	202	4.1
South Carolina	137	3.5	178	3.7
Missouri	111	2.8	135	2.8
Other(a)	859	21.8	1,092	22.3
	$3,944	100.0%	$4,875	100.0%
a.Sunlight only participates in residential solar loans originated within the United States, including 31 and 31 states not individually listed in the table above, none of which individually amount to more than 2.6% and 2.6% of the UPB at December 31, 2022 and December 31, 2021, respectively.

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

In January 2019, Sunlight entered into an agreement with its Bank Partner to arrange Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems. The agreement (a) entitles Sunlight to cash flows collected from the portfolio of Indirect Channel Loans held by its Bank Partner in excess of a contractual rate, based upon one-month LIBOR plus a fixed spread, and (b) requires Sunlight to pay its Bank Partner for portfolio cash flows below such contractual rate. This contractual arrangement incorporates interest rate and credit risks related to the risk of default on Indirect Channel Loans held by its Bank Partner that results from a borrower’s inability or unwillingness to make contractually required payments. In December 2022, Sunlight and Bank Partner amended the agreement, which removed the indexed contractual rate and the agreement was no longer considered a derivative under GAAP.

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

Sunlight’s contract derivatives are recorded at fair value in the accompanying Consolidated Balance Sheets as follows:

		Successor
	Balance Sheet Location	December 31, 2022	December 31, 2021
Contract derivative 1(a)	Other assets	n.a.	$1,076
Contract derivative 2	Other assets	449	335
		$449	$1,411
a.The agreement was amended in December 2022 and no longer meets the definition of a derivative under GAAP.

The following table summarizes notional amounts related to derivatives:

	Successor
	December 31, 2022	December 31, 2021
Contract derivative 1(a)	n.a.	$38,879
Contract derivative 2(b)	38,805	37,891
a.At December 31, 2021, amount represents the carrying value of Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems held by Sunlight’s Bank Partner. Starting December, 2022, the amended agreement no longer meets the definition of a derivative under GAAP.
b.Represents the unpaid principal balance of the Loans at time of sale to the Indirect Channel Loan Purchaser for which Sunlight is entitled to income in the event of prepayment of the Indirect Channel Loans.
The following table summarizes all income (loss) recorded in relation to derivatives:

	Successor		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021
Change in fair value of contract derivatives, net
Contract derivative 1	$(1,076)	$573	$(932)
Contract derivative 2	114	65	270
	$(962)	$638	$(662)
Realized gains/(losses) on contract derivatives, net
Contract derivative 1	$2,245	$2,789	$2,950
Contract derivative 2	356	77	42
	$2,601	$2,866	$2,992

Note 5. Debt Obligations

Debt consists of the following:

Successor
	December 31, 2022							December 31, 2021
	Month Issued	Outstanding Face Amount	Carrying Value	Maximum Facility Size	Final Stated Maturity	Weighted Average		Carrying Value(a)
						Funding Cost	Life (Years)
Revolving credit facility(a)	Apr 2021	$20,613	$20,613	$30,000	Apr 2023	9.3%	0.3	$20,613
a.In March 2016, Sunlight entered into a Loan and Security Agreement with a lender (“Prior Lender”). In May 2019, Sunlight and Prior Lender amended and restated the agreement to provide Sunlight a $15.0 million revolving credit facility (“Prior Facility”). In April 2021, Sunlight paid the Prior Facility in full using proceeds from a Loan and Security Agreement into which Sunlight entered with a SVB and replaced the associated standby letter of credit. Borrowings under the current revolving credit facility, secured by the net assets of Sunlight Financial LLC, bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. The facility includes unused facility costs, and amounts borrowed under this facility are nonrecourse to Sunlight Financial Holdings Inc.

Sunlight’s debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a failure to maintain minimum liquidity and earnings as well as maintaining capacity to fund Loans.

Activities — Activities related to the carrying value of Sunlight’s debt obligations were as follows:

	Successor		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021
Beginning Balance	$20,613	$20,613	$14,625
Borrowings	—	—	20,746
Repayments	—	—	(14,758)
Amortization of deferred financing costs(a)	—	—	—
Ending Balance	$20,613	$20,613	$20,613
a.Excludes $0.0 million, $0.0 million and $0.0 million amortization of deferred financing costs for the periods July 10, 2021 through December 31, 2021, July 1, 2021 through July 9, 2021, and January 1, 2021 through July 9, 2021, respectively. Sunlight includes amortization of these costs within “Depreciation and Amortization” in the accompanying Consolidated Statements of Operations. Unamortized deferred financing costs upon closing of the Business Combination did not qualify as acquired assets; therefore, Sunlight did not have any such unamortized costs at December 31, 2022 or December 31, 2021 and did not amortize any such costs for the year ended December 31, 2022.

Maturities — At December 31, 2022, all of Sunlight’s debt obligations contractually mature in 2023.

Covenants — Sunlight is required to maintain minimum liquidity, EBITDA and available takeout commitment levels on a quarterly basis under the Loan and Security Agreement. As a result of the platform fee losses in the fourth quarter of 2022, Sunlight did not meet the EBITDA requirement at December 31, 2022. Additionally, breaches of other significant agreements, including agreements between Sunlight and its Bank Partner, may trigger cross default provisions under the Loan and Security Agreement. At December 31, 2022, Sunlight was not in compliance with its debt covenants (Note 11).

As of December 31, 2022, Sunlight’s financial covenants and calculated amounts were as follows (in millions):

	Successor
	December 31, 2022
Covenant	Minimum	Amount
EBITDA Covenant(a)	$5	$(14)
Liquidity(b)	10	48
Available takeout commitment(c)	200	1,125
a.EBITDA Covenant for the six-month period ended each quarter of at least $5.0 million.
b.Unrestricted cash equal to, or greater than, the greater of (i) 35% of amounts borrowed under the revolving credit facility and (ii) $10.0 million.
c.Aggregate Direct Channel Partners' and Bank Partner's unused committed obligation to purchase and hold Loans of at least $200.0 million.

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

Class A Common Stock — The Company is authorized to issue 420,000,000 shares of Class A common stock with a par value of $0.0001 per share (“Class A Share”). There were 82,307,760 and 84,803,687 shares of Class A common stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively.

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

The Company cancelled 1,187,759 shares of Class B common stock upon Closing of the Business Combination in connection with the redemption of 19,227,063 shares of Class A common stock issued in the Initial Public Offering, and the remaining 7,437,241 shares of Class B common stock were automatically converted into Class A common stock at the Business Combination on a one-for-one basis. There were no shares of Class B common stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively.

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

Class C Common Stock — The Company is authorized to issue 65,000,000 shares of Class C common stock with a par value of $0.0001 per share (“Class C Common Stock”). There were 47,287,370 and 47,595,455 shares of Class C Common Stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively. Each Class C share, along with one Class EX Unit, can be exchanged for one Class A Share, subject to certain limitations. Upon exchange, Sunlight redeems and cancels the Class C Common Stock and Sunlight Financial LLC redeems and cancels the Class EX Unit. Class C shares have no dividend or liquidation rights, but do have voting rights on a pari passu basis with the Class A Shares. In October 2022, holders of 308,085 Class EX units of Sunlight Financial LLC exchanged their Class EX units, along with a corresponding number of Class C shares of the Company, for 308,085 Class A shares of the Company at $1.25 per Class A share.

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

Warrants — At December 31, 2022, Sunlight has authorized Class A Shares to cover the exercise of the following outstanding warrants on its equity:

Type	Date of Issuance	Exercise Price per Share	Shares
Public Warrants	Nov-20	$11.50	17,250,000
Private Placement Warrants	Nov-20	11.50	9,900,000
Other	Feb-21	7.72	627,780

Refer to Notes 2 and 7 regarding the accounting treatment for warrants and the valuation thereof, respectively, and refer to Note 11 for information regarding the issuance of warrants after December 31, 2022.

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

	Successor		Predecessor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021	For the Period January 1, 2021 to July 9, 2021
Amount paid	$10,452	$—	$—
Common Class A shares repurchased	3,036,259	—	—
Price paid per common Class A share	$3.44	n.a.	n.a.

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

The Sunlight Financial LLC portion of noncontrolling interests is computed as follows:

	Successor
	For the Year Ended December 31,	For the Period July 10, 2021 to December 31, 2021
	2022
Sunlight Financial LLC net income (loss) before income taxes	$(547,370)	$(249,993)
Sunlight Financial LLC as a percent of total(a)	35.4%	35.0%
Sunlight Financial LLC net income (loss) attributable to the Class EX unitholders	$(196,085)	$(87,528)
a.Represents the weighted average percentage of total Sunlight shareholders' net income (loss) in Sunlight Financial LLC attributable to the Class EX unitholders.

The following discloses the effects of changes in Sunlight's ownership interest in Sunlight Financial LLC on Sunlight's equity:

	Successor
	For the Year Ended December 31,	For the Period July 10, 2021 to December 31, 2021
	2022
Transfers (to) from noncontrolling interests:
Decrease in Sunlight's shareholders' equity for the delivery of Class EX Units primarily in connection with vested provisionally-vested Class EX Units	$(2,171)	$30,379
Dilution impact of equity transactions	(2,171)	30,379
Net income (loss) attributable to Class A shareholders	(315,851)	(159,556)
Change from transfers (to) from noncontrolling interests and from net income (loss) attributable to Class A shareholders	$(318,022)	$(129,177)

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

Sunlight has granted the following outstanding awards (“Compensation Awards”) to certain employees and members of Sunlight’s Board at December 31, 2022:

	Service (in Years)(b)
Award Class(a)	Minimum	Maximum	Awards(c)
Provisionally-Vested Class A Shares	1.9	3.6	145,970
Provisionally-Vested Class EX Units	1.9	1.9	189,158
Director RSUs	1.0	1.0	171,624
Employee RSUs	3.0	4.0	5,703,195
			6,209,947
a.All awards subject solely to time-based vesting.
b.At time of grant.
c.Net of fully vested and forfeited awards.

Compensation Unit Activities — Activities related to Sunlight’s equity-based compensation were as follows:

Successor

	Provisionally-Vested				RSUs
	Class A Shares		Class EX Units		Directors		Employees
	Per Share	Shares	Per Unit	Units	Per Unit	Units	Per Unit	Units
December 31, 2021 (Successor)	$9.46	337,193	$9.46	974,447	$9.46	75,000	$8.97	2,136,129
Issued	—	—	5.04	70,991	4.37	171,624	2.45	4,695,642
Vested	9.46	(148,704)	9.01	(693,351)	9.46	(75,000)	9.03	(473,372)
Forfeited or Cancelled	9.46	(42,519)	9.46	(162,929)	—	—	4.47	(655,204)
December 31, 2022 (Successor)	9.46	145,970	9.46	189,158	4.37	171,624	3.97	5,703,195

Predecessor

	Class C		LTIP
	Per Unit	Units	Per Unit	Units
December 31, 2020 (Predecessor)	$14.51	234,403	$20.06	71,060
Converted to Class C-1 Units	16.19	(181)	18.96	(377)
Converted to Class C-2 Units	11.12	(1,513)	15.64	(1,285)
July 9, 2021 (Predecessor)	14.53	232,709	20.14	69,398

Unrecognized Compensation Expense — At December 31, 2022, Sunlight has not yet recognized compensation expense for the following awards, all of which are subject solely to time-based service vesting conditions:

Type(a)	Weighted Average Recognition Period	Awards	Amount
Provisionally-Vested Class A Shares	0.7 years	145,970	$1,381
Provisionally-Vested Class EX Units	0.2 years	189,158	1,789
Director RSUs	0.4 years	171,624	439
Employee RSUs	1.4 years	5,703,195	14,687
		6,209,947	$18,296
a.In addition to the above, Sunlight has not yet recognized $0.1 million of compensation expense associated with employee subscriptions under Sunlight’s ESPP with a weighted-average recognition period of 0.1 years.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Successor
	For the Year Ended December 31,	For the Period July 10, 2021 to December 31, 2021
	2022
Net Income (Loss) Per Class A Shareholders, Basic
Net income (loss) available to Class A shareholders	$(315,110)	$(158,573)
Total weighted average shares outstanding	83,804,659	84,824,109
Net Income (Loss) Per Class A Shareholders, Basic	$(3.76)	$(1.87)

Net Income (Loss) Per Class A Shareholders, Diluted
Net income (loss) available to Class A shareholders	$(507,583)	$(158,573)
Total weighted average shares outstanding	130,618,205	84,824,109
Net Income (Loss) Per Class A Shareholders, Diluted	$(3.89)	$(1.87)

Net income (loss) available to Class A shareholders
Net Income (Loss)	$(511,936)	$(247,084)
Noncontrolling interests in loss of consolidated subsidiaries	196,085	87,528
Other weighting adjustments	741	983
Net Income (Loss) Attributable to Class A Shareholders	(315,110)	$(158,573)
Noncontrolling interests in income (loss) of Sunlight Financial LLC, net of assumed corporate income taxes at enacted rates, attributable to Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	(192,473)	—
Net income (loss) available to Class A shareholders, diluted	$(507,583)	$(158,573)

Weighted Average Units Outstanding
Class A shares outstanding	83,804,659	84,824,109
Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	46,813,546	—
Incremental Class A Shares attributable to dilutive effect of warrants(b)	—	—
Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(c)	—	—
Total weighted average shares outstanding, diluted	130,618,205	84,824,109
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
b.Sunlight uses the treasury stock method to determine the dilutive effect, if any, of warrants exercisable in Sunlight’s Class A Shares. Such warrants were out-of-the-money during the years ended December 31, 2022.
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

The following table summarizes the weighted-average potential common shares excluded from diluted income (loss) per common share as their effect would be anti-dilutive:

	Successor
	For the Year Ended December 31,	For the Period July 10, 2021 to December 31, 2021
Common Shares From	2022
Class EX Units	—	46,354,679
Warrants(a)	27,150,000	27,150,000
Other warrants	627,780	627,780
Unvested Class EX Units	706,580	1,240,776
RSUs(b)	2,416,070	2,085,501
ESPP(c)	115,501	—
	31,015,931	77,458,736
a.Includes Public Warrants and Private Placement Warrants.
b.Includes RSUs awards to directors and employees.
c.Class A Shares deliverable to employees in satisfaction of subscriptions under Sunlight’s ESPP.

There were no dividends declared for Sunlight’s Class A common stock during the years ended December 31, 2022 and December 31, 2021, respectively.

Note 7. Fair Value Measurement

The carrying values and fair values of Sunlight’s assets or liabilities recorded at fair value on a recurring or non-recurring basis, as well as other financial instruments for which fair value is disclosed, at December 31, 2022 and December 31, 2021 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
December 31, 2022 (Successor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	$3,635	$3,254	$—	$—	$3,110	$3,110
Loans, held-for-investment	309	278	—	—	260	260
Cash and cash equivalents	47,515	47,515	47,515	—	—	47,515
Restricted cash	4,272	4,272	4,272	—	—	4,272
Contract derivatives	38,805	449	—	—	449	449

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	4,297	—	—	4,297	4,297
Guarantee obligation	n.a.	8,024	—	—	8,024	8,024
Servicing liability	n.a.	512	—	512		512

December 31, 2021 (Successor)
Assets:
Financing Receivables:
Loan participations, held-for-investment	4,584	4,051	—	—	4,260	4,260
Loans, held-for-investment	291	262	—	—	250	250
Cash and cash equivalents	91,882	91,882	91,882	—	—	91,882
Restricted cash	2,018	2,018	2,018	—	—	2,018
Contract derivatives	76,770	1,411	—	—	1,411	1,411

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	19,007	—	—	19,007	19,007
Guarantee obligation	n.a.	418	—	—	418	418

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

Sunlight’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Assets	Liabilities
	Contract Derivatives	Contract Derivatives	Warrants
December 31, 2021 (Successor)	$1,411	$—	$19,007
Transfers(a)
Transfers to Level 3	—	—	—
Transfers from Level 3	—	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	—	(14,710)
Included in change in fair value of contract derivatives, net	(962)	—	—
Included in realized gains on contract derivatives, net	356	2,245	—
Payments, net	(356)	(2,245)	—
December 31, 2022 (Successor)	$449	$—	$4,297

December 31, 2020 (Predecessor)	$1,435	$—	$5,643
Transfers(a)
Transfers to Level 3	—	—	41,591
Transfers from Level 3	—	—	(11,148)
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	—	5,504
Included in change in fair value of contract derivatives, net	(662)	—	—
Included in realized gains on contract derivatives, net	2,992	—	—
Payments, net	(2,992)	—	—
July 9, 2021 (Predecessor)	773	—	41,590
Transfers(a)
Transfers to Level 3	—	—	—
Transfers from Level 3	—	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	—	(22,583)
Included in change in fair value of contract derivatives, net	638	—	—
Included in realized gains on contract derivatives, net	2,866	—	—
Payments, net	(2,866)	—	—
December 31, 2021 (Successor)	$1,411	$—	$19,007
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

Contract Derivative Valuation — Fair value estimates of Sunlight's contract derivatives are based on an internal pricing model that uses a discounted cash flow valuation technique, incorporates significant unobservable inputs, and includes assumptions that are inherently subjective and imprecise. Significant inputs used in the valuation of Sunlight’s contract derivatives include:

Contract Derivative	Significant Inputs
1	Inputs include expected cash flows from the financing and sale of applicable Indirect Channel Loans and discount rates that market participants would expect for the Indirect Channel Loans. Significant increases (decreases) in the discount rates in isolation would result in a significantly lower (higher) fair value measurement.
2	Inputs include expected prepayment rate of applicable Indirect Channel Loans sold to the Indirect Channel Loan Purchaser. Significant increases (decreases) in the expected prepayment rate in isolation would result in a significantly higher (lower) fair value measurement.

The following significant assumptions were used to value Sunlight’s contract derivative:

	Successor
	December 31, 2022	December 31, 2021
Contract Derivative 1
Discount rate	n.a.	10.0%
Weighted average life (in years)	n.a.	0.2
Contract Derivative 2
Expected prepayment rate	75.0%	75.0%

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

Successor
Assumption	December 31, 2022
Class A common share value per share(a)	$1.29
Implied volatility(a)	83.9%
Dividend yield(b)	—%
Time to expiry (in years)(a)	3.5
Risk free rate(a)	4.2%
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

Goodwill — In connection with Sunlight’s goodwill assessment (Note 2), the Company valued its single reporting unit using an equal-weighted valuation methodology, which incorporated (a) an income approach using a discounted cash flow analysis (b) a market approach using publicly-traded companies similar to Sunlight and (c) a market capitalization approach.

Note 8. Taxes

The components of income tax expense (benefit) consisted of the following:

	Successor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021
Net Income (Loss) Before Income Taxes	$(548,857)	$(250,588)

Income Tax Expense (Benefit)
Current
Federal	$(1,525)	$1,708
State and local	427	312
	(1,098)	2,020
Deferred
Federal	(35,405)	(4,603)
State and local	(418)	(921)
	(35,823)	(5,524)
Total
Federal	(36,930)	(2,895)
State and local	9	(609)
	$(36,921)	$(3,504)

Sunlight’s effective income tax rate varied from the U.S. statutory tax rate that was in effect during the periods as follows:

	Successor
	For the Year Ended December 31, 2022		For the Period July 10, 2021 to December 31, 2021
Net Income (Loss) Before Income Taxes	$(548,857)		$(250,588)
Statutory U.S Income Tax Rate	21.0%		21.0%
Income tax expense (benefit), at statutory U.S. federal rate	$(115,260)	21.0%	$(52,623)	21.0%

State and local taxes	(2,654)	0.5	(674)	0.3
Valuation Allowance on Deferred Provision	10,359	(1.9)	—	—
Goodwill impairment	31,648	(5.8)	30,658	(12.2)
Change in fair value of warrant liabilities	(1,971)	0.4	(3,081)	1.2
Noncontrolling interests in loss of consolidated subsidiaries	41,593	(7.6)	18,390	(7.3)
Business Combination compensation expense	—	—	3,662	(1.5)
Other	(636)	0.1	164	(0.1)
Income tax benefit	$(36,921)	6.7%	$(3,504)	1.4%

Sunlight’s effective income tax rate during the year ended December 31, 2022 is 6.7%, compared to 1.4% for the period July 10, 2021 to December 31, 2021. The increase in the effective income tax rate is primarily due to the permanent adjustments for goodwill impairment of $31.6 million, changes in the value of warrant liabilities of $2.0 million, and noncontrolling interest in subsidiaries of $41.6 million.

The components of federal and state income taxes payable or receivable consisted of the following:

	Successor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021
Income tax receivable (payable)
Federal	$1,918	$(1,708)
State	651	(312)
Total income tax receivable (payable)	$2,569	$(2,020)

The components of net deferred tax assets or liabilities consisted of the following:

	Successor
	For the Year Ended December 31, 2022	For the Period July 10, 2021 to December 31, 2021
Deferred tax assets
Net operating loss carryforward	$13,345	$—
Basis step-up from Class EX exchange	177	—
Excess business interest expense carryforward	468	—
Deferred tax assets, gross	13,990	—
Less: valuation allowance	(10,359)	—
Deferred tax assets, net	3,631	—

Deferred tax liabilities
Investment in Sunlight Financial LLC	4,319	36,686
Deferred tax asset (liability), net	$(688)	$(36,686)

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. As of December 31, 2022 Sunlight had net deferred tax liabilities of $0.7 million, comprised of $14.0 million gross deferred tax asset, less a valuation allowance of $10.4 million, and $4.3 million of gross deferred tax liability. The most significant deferred tax asset is associated with various federal and state net operating loss carryforwards totaling $61.5 million of which $51.8 million relate to federal and $9.7 million relate to various state jurisdictions, that expire at various dates starting in 2036. The net operating loss carryforwards post 2017 can be carried forward indefinitely. Certain of these federal, state and city net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on the amounts Sunlight may use to offset its tax obligations.

ASC 740, Income Tax ("ASC 740") requires deferred tax assets to be reduced by a valuation allowance, if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with this requirement, Sunlight regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance, if appropriate. In determining the amount of any required valuation allowance, Sunlight considers the history of profitability, projections of future profitability, the reversal of future taxable temporary differences, the overall amount of deferred tax assets, and the timeframe necessary to utilize the deferred tax assets prior to their expiration. Based on the weight of all positive and negative quantitative and qualitative evidence available as outlined above, management has concluded that it is more likely than not that Sunlight will not be able to realize a portion of its federal and state deferred tax assets in the foreseeable future and has recorded a valuation allowance of $10.4 million against these assets at December 31, 2022.

Sunlight recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in Sunlight's Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, Sunlight did not have any material uncertain tax positions. Any uncertain tax position taken by any of the Class EX unitholders is not an uncertain tax position of Sunlight Financial LLC.

As of December 31, 2022, the earliest tax year open to federal and state examinations is 2019 and no years are currently under examination in any jurisdiction. Sunlight believes based on the recognition and measurement principles of ASC 740 that the unrecognized tax benefits recorded for all remaining open years in all jurisdictions, including those currently under audit, is appropriate. Sunlight does not expect its unrecognized tax benefits to significantly change in the next 12 months.

Tax Receivable Agreement — Sunlight entered into a tax receivable agreement (“TRA”) with selling equity holders of Sunlight Financial LLC that requires Sunlight to pay 85.0% of the tax savings that are realized primarily as a result of increases in Sunlight Financial LLC managing member’s tax basis in the partnership’s assets as a result of the sale and exchange of Sunlight Financial LLC’s Class EX units and Sunlight Financial Holdings Inc.’s Class C shares for Sunlight Financial Holdings Inc.’s Class A shares, as well as certain other tax benefits related to tax benefits attributable to payments under the TRA (“TRA Liability”). Sunlight retains the benefit of the remaining 15.0% of these tax savings.

The Business Combination did not create a TRA Liability, and Sunlight had not recognized a TRA Liability through December 31, 2021, as there were no exchanges of Sunlight Financial LLC’s partnership equity held by members prior to the Business Combination for interests in Sunlight Financial Holdings Inc. subject to the TRA. As of December 31, 2022, Sunlight has recognized a TRA Liability of $0.2 million as a result of exchanges of Sunlight Financial LLC’s Class EX units and Sunlight Financial Holdings Inc.’s Class C shares for Sunlight Financial Holdings Inc.’s Class A shares, that occurred in October 2022.
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

Hudson SL Portfolio Holdings LLC (“HSPH”) — In February 2018, Sunlight entered into an administrative services agreement with HSPH, indirectly owned by members of Sunlight and SL Investor III LLC, where Sunlight agreed to provide certain services to Solar Loan Management LLC, an affiliate of Hudson Sustainable Investment Management, LLC and HSPH. These services generally include special servicing administration, ongoing accounting work, all calculations related to the purchase and financing of certain Loans under the forward flow agreement and the senior financing, and other services that would be expected of the sponsor of a securitized pool of loans. For the year ended December 31, 2021, Sunlight was paid $0.2 million for such services. Upon departure of the former member of Sunlight’s board of directors upon closing of the Business Combination, Sunlight no longer considers HSPH a related party.

Tiger Infrastructure Partners (“Tiger”) — In September 2015, Sunlight entered into a management agreement with Tiger. Under the terms of the agreement, Sunlight pays Tiger a management fee of $50,000 per calendar quarter for strategic financial services provided by Tiger to Sunlight. In addition to the management fee, Sunlight reimbursed $0.4 million during the year ended December 31, 2021. This management agreement terminated upon closing of the Business Combination.

Financing Program Agreement — In May 2018, Sunlight entered into a financing program agreement with Lumina Solar, Inc. (“Lumina”), pursuant to which Sunlight facilitates financing for consumers that purchase residential solar energy power systems from Lumina. A former member of Sunlight’s board of directors and a former officer of Sunlight are stockholders of, and actively involved in the management of, Lumina. Sunlight received approximately $0.2 million in revenue for the period July 10, 2021 through December 31, 2021. Upon departure of the former member of Sunlight’s board of directors upon closing of the Business Combination, Sunlight no longer considers Lumina a related party.

Estimated Tax Distributions — Sunlight Financial LLC distributes cash to its unitholders using allocations of estimated taxable income it expects to generate. As Sunlight revises its estimate of taxable income or loss, the allocation of taxable income to its unitholders may change, resulting in amounts due to, or from, certain unitholders. For the year ended December 31, 2022, Sunlight Financial LLC did not generate taxable income and expects to use tax distributions already declared during the current tax year to offset future estimated tax liability distributions, if any. At December 31, 2022 and December 31, 2021, Sunlight Financial LLC declared tax distributions of $1.5 million and $0.0 million, respectively, that it had not yet paid, shown as “Other Liabilities” in the accompanying Consolidated Balance Sheets. Sunlight paid estimated tax distributions of $1.2 million and $7.5 million for the years ended December 31, 2022 and 2021, respectively.

Note 10. Commitments and Contingencies

Sunlight was subject to the following commitments and contingencies at December 31, 2022.

Litigation — Sunlight may be involved in various claims and legal actions arising in the ordinary course of business. Sunlight establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

At December 31, 2022, Sunlight was not involved in any material legal proceedings regarding claims or legal actions against Sunlight.

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

Advances — Sunlight provides a contractually agreed upon percentage of cash to a contractor related to a Loan that has not yet been funded by either a Direct Channel Partner or its Bank Partner as well as amounts funded to contractors in anticipation of loan funding. At December 31, 2022, Sunlight has committed to advance up to $163.0 million for unfunded, approved Loans submitted by eligible contractors and other contingently committed amounts, of which $52.1 million of outstanding advances are included in “Advances” in the accompanying Consolidated Balance Sheets.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with contractors, Direct Channel Partners, and Bank Partner, the funding source periodically remits to Sunlight the cash related to Loans it has originated. Sunlight has committed to funding such amounts to the relevant contractor when certain milestones have been reached relating to the installation of residential solar system, or other home improvement equipment, underlying the consumer receivable. Any amounts retained by Sunlight in anticipation of an installation milestone being reached are included in “Funding Commitments” in the accompanying Consolidated Balance Sheets, totaling $20.4 million at December 31, 2022.

Loan Guarantees — Sunlight is required to guarantee the performance of certain Indirect Channel Loans, which it is required to repurchase in the event Sunlight is unable to facilitate the sale of such loans, and certain Direct Channel Loans. Upon repurchase, Sunlight may attempt to recover any contractual amounts owed by the borrower or from the contractor (in the event of a contractor’s nonperformance). Sunlight repurchased and wrote off 117 and 20 loans, totaling $2.9 million and $0.4 million, for the year ended December 31, 2022 and the period from July 10, 2021 through December 31, 2021, respectively, as well as 60, totaling $1.3 million for the period ended January 1, 2021 through July 9, 2021 associated with these guarantees. At December 31, 2022, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $317.5 million, and Sunlight recorded a $2.1 million liability presented within “Other Liabilities” in the accompanying Consolidated Balance Sheets. At December 31, 2022, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s Bank Partner and certain Direct Channel Partners that were delinquent more than 90 days was $1.3 million.

Additionally, Sunlight may be required to repurchase solar loans from Indirect Channel Loan Purchasers, or refund platform fees to Direct Channel Partners, when contractors do not complete solar installations within a certain period of time. Generally, solar contractors are responsible to return loan proceeds they receive for such Loans. At December 31, 2022, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $45.6 million, and Sunlight recorded a $5.9 million liability presented within “Other Liabilities” in the accompanying Consolidated Balance Sheets.

TRA Liability — If Sunlight were to exercise its right to terminate the TRA or certain other acceleration events occur, Sunlight would be required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the TRA. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that Sunlight expects to have sufficient taxable income to utilize the full amount of any tax benefits subject to the TRA over the period specified therein. The payments that Sunlight would be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but Sunlight expects the cash tax savings it would realize from the utilization of the related tax benefits will exceed the amount of any required payments.

Sunlight Rewards™ Program — Sunlight Rewards™ allows salespeople to earn points for selling Sunlight-facilitated loans. These individuals can gain “status” for their own overall loyalty, track their points, and choose to redeem points for quality awards. If all points earned under the Sunlight Rewards™ Program were redeemed at December 31, 2022, Sunlight would be obligated to pay $3.1 million, and Sunlight recorded a liability of $1.8 million.

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

On January 1, 2022, Sunlight recorded $7.6 million of right-of-use assets, included in “Other Assets” in the accompanying Consolidated Balance Sheets, as well as $7.6 million of operating lease liabilities, included in “Other Liabilities” in the accompanying Consolidated Balance Sheets, for lease obligations that were historically classified as operating leases.

Successor
For the Year Ended December 31,
2022
Lease cost
Operating	$2,140
$2,140

Other information
Operating leases
Operating cash flows	$1,735

Successor
December 31, 2022
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	7,012
Weighted-average remaining lease term (in years)
Operating leases	6.2
Weighted-average discount rate
Operating leases	7.2%

At December 31, 2022, the approximate aggregate annual minimum future lease payments required on the operating leases are as follows:

2023	$1,909
2024	1,553
2025	1,672
2026	1,790
2027	1,839
Thereafter	3,017
Total future minimum lease payments	11,780
Less: imputed interest	(4,891)
Present value of future minimum lease payments	$6,889

During the year ended December 31, 2022 total lease expense was $2.1 million, which Sunlight paid in full. During the periods from July 10, 2021 through December 31, 2021, and January 1, 2021 through July 9, 2021, total lease expense was $0.7 million and $0.9 million, respectively, which Sunlight paid in full.

Note 11. Subsequent Events

The following events occurred subsequent to December 31, 2022 through the issuance date of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

Strategic Alternatives

Sunlight has engaged a financial advisory firm to help explore available strategic alternatives. As part of the strategic alternatives process, Sunlight entered into transactions with the Bank partner described below under Commitment & Transaction Support Agreement, Amended Bank Partner Agreements, Secured Term Loan, and Bank Partner Warrant. These transactions align with the goals of the strategic alternatives process and the Board is continuing to review additional actions to maximize value for shareholders.

Commitment & Transaction Support Agreement

On April 2, 2023 Sunlight Financial LLC, Sunlight and the Bank Partner, entered the Commitment & Transaction Support Agreement pursuant to which the parties agreed to undertake the transactions (“Transactions”) described in the Commitment & Transaction Support Agreement, including amendments to the Bank Partner Agreements, entry into a new secured term loan facility with the Bank Partner, and issuance of equity warrants entitling the Bank Partner or its designees to purchase shares of Sunlight’s Class A common stock.

Effective April 25, 2023 (the “CRB Closing Date”), Sunlight, Sunlight LLC, and other subsidiary entities, as applicable, closed the Transactions contemplated by the Commitment & Transaction Support Agreement and entered into a Secured Term Loan with the Bank Partner, the Amended Bank Partner Agreements, a Warrant Purchase Agreement with CRB Group, Inc. (the “Purchaser”), an affiliate of the Bank Partner (the “Warrant Purchase Agreement”) and issued the associated warrant to purchase shares of Sunlight’s Class A common stock (the “Warrant”) to the Purchaser.

Amended CRB Agreements

The Amended CRB Agreements provide, among other things:
•    a requirement that the Company establish a pricing and capital markets committee responsible for setting dealer discounts, interest rates, capital markets activity, policies relating to hedging, and other terms related to the Company’s loan products and executing any sales of loans held by CRB pursuant to the Amended CRB Agreements, and to provide the Bank Partner with observer rights and a right to attend all meetings held by the committee, subject to exclusions where CRB is the loan purchaser.
•    modifications to the procedures for submitting credit approvals.
•    a modification to the cap on the total loans held by CRB at any time as provided below, measured on the last day of the calendar month, with a grace period election for loan sales executed during the seven (7) business days following the last day of a calendar month. The Company will be entitled to six (6) grace period elections in any twelve-month period:

Month(s) Ending	Bank Cap
April 30, 2023 and May 31, 2023	Waived
June 30, 2023 and July 31, 2023	$550 million
August 31, 2023, September 30, 2023, and October 31, 2023	$500 million
November 30, 2023 and each month thereafter	$400 million (plus the Additional Capacity, if any). Additional Capacity is the lesser of (i) the Cash Collateral Amount divided by 5% and (ii) $100 million.
•    modifications to the Loan Purchase Trigger Date (as defined in the Amended Solar Loan Sale Agreement) related to each loan held on CRB’s balance sheet.
•    a revised tiered fee structure and provision for certain fees accrued through June 30, 2023 to be payable in additional Tranche 1 Loans (as defined below).
•    the Company will use best efforts to amend the Master Services Agreement dated January 13, 2020, between CRB, the Company, and Turnstile Capital Management, LLC (the “Servicer”) on or before July 1, 2023 to cause the Servicer to remit various cash payments associated with loans into an account held by CRB.
•    effective on the Closing Date and continuing until full repayment to CRB of all outstanding obligations, the Company will provide CRB with a pari passu first lien security interest in all assets of Sunlight as defined in the Secured Term Loan.
•    waiver by CRB of any defaults known by CRB to be existing under the CRB Agreements.

Secured Term Loan

On the Closing Date, Sunlight, as borrower, entered into a Loan and Security Agreement with CRB, and with SL Financial Holdings Inc., (“SL Financial”) as guarantor (the “Secured Term Loan”). The Secured Term Loan consists of loan commitments for two tranches of loans providing for Tranche 1 Loans and Tranche 2 Loans (each as defined below). The Secured Term Loan, and all other obligations of Sunlight to CRB are secured by a first lien perfected security interest in all Sunlight’s and SL Financial’s assets. The Secured Term Loan matures on October 25, 2025 (the “Maturity Date”). The Secured Term Loan provides loan commitments under two sub- facilities. The $38.8 million Tranche 1 facility (the “Tranche 1 Loans”) will be used to repay all outstanding borrowings under the SVB Facility, pay fees and accrued interest due under the Loan Program Agreements and for general corporate purposes. The $49.8 million Tranche 2 facility (the “Tranche 2 Loans” and, collectively with the “Tranche 1 Loans” the “Facility Loans”) will be used for deferred loan sale proceeds and to pay fees and capitalized interest.

No scheduled principal payments are due until the first anniversary of the Closing Date. Commencing with the first full month after the first anniversary of the Closing Date, Sunlight is required to make equal monthly principal payments in an amount equal to 4% of the aggregate amount of the Facility Loans funded or deemed funded through the first anniversary of the CRB Closing Date. On the Maturity Date, all remaining unpaid amounts of principal and interest must be repaid in full.

An upfront fee equal to $2,658,000, payable upon the closing date of the Secured Term Loan will be paid in kind and added to the outstanding amount of the Facility Loans. An unused fee equal to 14% per annum of the difference between (a) the Maximum Covered Loan Sale Amount (as defined in the Secured Term Loan) minus any commitment reductions with respect to Tranche 2 Term Loans since the Closing Date and (b) the aggregate principal amount of Tranche 2 Term Loans then outstanding will be payable monthly in kind and added to the outstanding amount of Tranche 2 Loans.

The aggregate principal outstanding amount of loans under the Secured Term Loan (including capitalized or accrued and unpaid interest and any fees, the upfront fee and the unused fee) shall not exceed $100 million. The Secured Term Loan is subject to mandatory prepayment under certain conditions, which prepayments may be allocated to Tranche 1 or Tranche 2 loans at the option of the Company and Sunlight. Additionally, the Company and Sunlight will be required to prepay the Secured Term Loan in full upon a liquidation, winding up, change of control, merger, sale of all or substantially all of the assets of Sunlight, or a transaction that results in the Company becoming privately held. Sunlight may, at its option, prepay the Secured Term Loan and/or permanently reduce and terminate unused loan commitments, in each case, in part or full at any time prior to the maturity date with no penalties; which prepayments and/or commitment reductions may be allocated to Tranche 1 Loans and/or Tranche 2 loans at the option of Sunlight.

The Secured Term Loan contains customary restrictive covenants for facilities of its type, which include, among other things, limitations on use of proceeds, dispositions, changes in business, management or business locations, change of control, mergers or acquisitions, indebtedness, liens, restricted payments, dividends or any other payments to equity, investments, transactions with affiliates, and capital expenditures, subject to certain customary baskets and exceptions. The Secured Term Loan also includes a financial covenant requiring minimum liquidity (unrestricted and unencumbered cash and cash equivalents held by Sunlight) in deposit accounts or securities accounts in an amount equal to or greater than $20 million, measured as of the end of each calendar month and requires that Sunlight maintain unrestricted cash in an aggregate amount of not less than (a) during the two-week period after the Closing Date, $20 million, and (b) thereafter, the greater of (x) $20 million and (y) 75% of Sunlight’s cash, in accounts with CRB or its affiliates.

The Secured Term Loan also contains customary events of default that would permit the lenders to accelerate the loans, including, among other things, the failure to make timely payments when due under the Secured Term Loan or other material indebtedness as described in the Secured Term Loan, the failure to satisfy covenants contained in the Secured Term Loan, specified events of bankruptcy and insolvency, a material event of default under the Amended Loan Program Documents or any other agreement with CRB.

CRB Warrant

On the Closing Date the Company entered into the Warrant Purchase Agreement (the “Purchase Agreement”) with CRB Group, Inc. (“Purchaser”), pursuant to which the Company issued to Purchaser a stock purchase warrant (the “Warrant”) exercisable for up to 25,944,541 shares (“Warrant Shares”) subject to certain adjustments, of Class A common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at a per share price of $0.01, subject to certain adjustments and vesting as described below. On the Closing Date, the Warrant vested and became exercisable with respect to 12,907,080 Warrant Shares. The remaining portion of the Warrant with respect to 13,037,461 Warrant Shares, subject to certain adjustments, will vest and become exercisable on April 27, 2024; provided, however, if the payment in full of the Secured Term is paid in full prior to such date or a Change of Control (as defined in the Secured Term Loan) occurs prior to such date, such number of Warrant Shares equal to the product of the following equation shall immediately vest and become exercisable and the remainder of the unvested Warrant Shares shall be forfeited and not be exercisable: (i) (A) the number of days that elapsed between the date hereof and the Acceleration Date (inclusive of the Acceleration Date) divided by (B) 366, multiplied by (ii) 13,037,461.

Silicon Valley Bank Receivership

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver of SVB. SVB is Sunlight’s primary bank and the sole lender for Sunlight’s revolving credit facility (Note 5).

Most of Sunlight’s unrestricted cash as of March 10, 2023 was deposited with SVB ($64.0 million out of a total of $73.2 million). On March 12, 2023, the Department of the Treasury, Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation issued a joint statement noting that, among other things, the resolution of SVB would fully protect all depositors and that depositors would have full access to all of their money on deposit with SVB on Monday, March 13, 2023. While SVB’s receivership had a short-term impact on Sunlight’s business and its ability to make payments to its installer base, Sunlight resumed payments to installers within a few days.

Indirect Channel Loan Sale

On April 28, 2023, Sunlight arranged for the sale of Indirect Channel Loans totaling $296.0 million, reducing the quantity of Backbook Loans held by Sunlight’s Bank Partner.

Partnership Unit Exchange

In January 2023, holders of 2,314,143 Class EX units of Sunlight Financial LLC exchanged their Class EX units, along with a corresponding number of Class C shares of the Company, for 2,305,426 Class A shares of the Company at $1.29 per Class A share. The Company issued 997,399 Class A shares, net of applicable tax withholding, and delivered 1,308,027 Class A shares held in treasury in connection with this exchange.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022.

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

At the Company internal control assessment date, the internal controls of Spartan Acquisition Corp. II no longer exist.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

(a)    Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Sunlight;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

(b)    Important Considerations

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

(c)    Management's Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Material adjustments, specifically related to goodwill impairment, deferred taxes, and interest income were identified during the annual audit. As a result of these findings, management was unable to meet the annual reporting deadline. Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was not effective and improvements in those internal controls were needed to improve the timeliness of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the material weaknesses in internal control described above.

(d)    Plan for Remediation of Material Weakness

We have identified and begun to implement steps to remediate the material weakness described in this Item 9A and to enhance our overall control environment. Our remediation process includes, but is not limited to, increasing the frequency of goodwill evaluation subsequent to the impairment testing date to the extent the Company recognizes a goodwill asset in the future. Additionally, we will establish new internal review controls over income taxes and interest income recognition to prevent future occurrences.

Attestation Report of the Registered Public Accounting Firm

This annual report on this Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit our Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Directors

The brief biographies below include information, as of May 4, 2023, regarding the specific and particular experience, qualifications, attributes or skills of each of our Class I, Class II and Class III directors.

	Class	Age	Position	Director Since**	Expiration of Term for which Nominated
Class II Directors whose terms expire at the 2023 Annual Meeting
Brad Bernstein	II	56	Director	2018	2023
Emil W. Henry, Jr.	II	62	Director	2015	2023
Jennifer D. Nordquist(1)(2)	II	55	Director	2021	2023
Class III Directors whose terms expire at the 2024 Annual Meeting
Toan Huynh(2*)(3)	III	47	Director	2021	2024
Matthew Potere	III	48	Chief Executive Officer and Director	2015	2024
Philip Ryan(3*)	III	67	Director	2021	2024
Class I Nominees whose terms expire at the 2025 Annual Meeting
Jeanette Gorgas(1*)	I	54	Director	2021	2025
Kenneth Shea(1)	I	65	Director	2021	2025
Joshua Siegel(2)(3)	I	52	Director	2021	2025
*    Signifies Chair of the Committee
**    Based on service on the boards of Sunlight and Sunlight Financial LLC
(1)    Member of the Compensation Committee
(2)    Member of Nominating, Governance & ESG Committee
(3)    Member of the Audit Committee

Class II Directors whose term expires at the 2023 Annual Meeting

Brad Bernstein. Mr. Bernstein is managing partner of FTV Capital and leads the sector-focused growth equity investment firm. Mr. Bernstein has over 30 years of private equity experience. Prior to FTV Capital, Mr. Bernstein was a partner at Oak Hill Capital Management and its predecessors where he managed the business and financial services group. He began his private equity career with Patricof & Company Ventures and started his professional career in the investment banking division of Merrill Lynch in New York. Mr. Bernstein also currently serves as a director of MarketsandMarkets, a research company, and Enfusion, Inc., a software-as-a-service company where he also serves on the compensation committee. Mr. Bernstein received a B.A. magna cum laude from Tufts University.

Emil W. Henry, Jr. Mr. Henry is the CEO and Founder of Tiger Infrastructure Partners, a private equity firm focused on growth-oriented infrastructure investment opportunities. Prior to founding Tiger Infrastructure Partners, he was Global Head of the Lehman Brothers Private Equity Infrastructure businesses, where he oversaw global infrastructure investments. Mr. Henry currently serves on the board of directors for Arrowmark Financial Corp, Colonnade Acquisition Corp. II, and Easterly Government Properties, Inc. In 2005, Mr. Henry was unanimously confirmed by the United States Senate as Assistant Secretary of the Treasury for Financial Institutions by the President of the United States. Until his departure in 2007, he was a key advisor to two Treasury Secretaries on economic, legislative and regulatory matters affecting U.S. financial institutions and markets. Before joining the Treasury, Mr. Henry was a partner of Gleacher Partners LLC, an investment banking and investment management firm, where he served as Chairman of Asset Management, and Managing Director, and where he oversaw the firm’s investment activities. Mr. Henry began the formative part of his career at Morgan Stanley in the mid-1980s in that firm’s merchant banking arm where he executed management buyouts for Morgan Stanley’s flagship private equity fund. He holds an M.B.A. from Harvard Business School and a B.A. in Economics from Yale University.

Jennifer D. Nordquist. Ms. Nordquist has 30 years of experience in public policy, research, government and the private sector. She is currently Executive Vice President of the Economic Innovation Group; serves on the Advisory Board of Big Sun Holdings; is a Fellow at the University of Virginia Darden School of Business; is an Advisory Board Member at ClearPath; is a Senior Adviser at the Center for Strategic and International Studies; is an Economy Panel Adviser to the Special Competitive Studies Project; and is an Adviser to the Atlantic Council Global Tech Security Commission. Confirmed unanimously by the United States Senate, she represented the United States at the Board of Directors of the World Bank Group, where she was a member of the Audit Committee, the Committee on Development Effectiveness, and the Committee on Governance. Ms. Nordquist also served as Chief of Staff at the Council of Economic Advisers in the White House; Chief of Staff for the Economic Studies program at the Brookings Institution; Assistant Secretary at the U.S. Department of Housing and Urban Development; Senior Advisor in the Office of the Federal Coordinator for Gulf Coast Rebuilding; Deputy Chief of Staff at the Federal Deposit Insurance Corporation; and Deputy Assistant Secretary at the U.S. Department of Education. She also worked in the private sector in France and Thailand, and worked on Capitol Hill. She holds a BA from Stanford University and an MS from Northwestern University and received the Distinguished Service Award from the U.S. Department of the Treasury.

Class III Directors Continuing in Office until the 2024 Annual Meeting

Toan Huynh. Ms. Huynh has spent over 20 years working at the intersection of financial services and technology, leading large digital transformation projects for global 1000 firms. In 2008, she co-founded and served as Head of Insurance and Financial Services for Global One/Cloud Sherpas, a global cloud advisory firm, which was acquired by Accenture in 2015. Ms. Huynh remained as a Managing Director with Accenture’s CloudFirst Practice until 2018, while running various innovation programs including the Fintech Innovation Lab with the Partnership Fund for New York City and launching the Liquid Studios for Innovation. After spending over fifteen years investing in early stage companies, in 2018, she joined Citi Ventures as an Entrepreneur-in-Residence to launch new financial products within the Consumer Bank and Institutional Corporate Group divisions. In addition, she joined Information VP as the US-based partner, investing in B2B SaaS, financial services technologies, and enterprise technologies in North America and advising as a growth advisor until 2020. In 2020, she joined a team of operations-focused advisors working with funds and companies advising and executing on growth strategies and exit scenarios. She has served on the board of New York Community Bancorp since December 2022, where she serves on the risk assessment and technology committees, the board of Flagstar Bank since December 2020, and continues to support high growth IT services and technology companies as a growth and operating advisor. Ms. Huynh also previously served on the board of Phillips Edison Grocery Center REIT III, Inc. Ms. Huynh holds a BA from the University of Pennsylvania in International Relations and Economics. She is a frequent speaker/mentor in startup and venture programs including FIS Venture Studio, Global Insurance Accelerator and Female Funders. In her spare time, Ms. Huynh seeks to link the arts as a bridge to a common language, volunteering with OpeningAct.org, WordswithoutBorders.org, and Lincoln Center Innovation Center. She is also on the Board of Trustees for The Ethel Walker School for Girls.

Philip Ryan. Mr. Ryan has served on the board of directors of Swiss Re Americas Holding Corporation since 2010 and as Chairman since 2012. Mr. Ryan joined the Board of Directors of Swiss Re Ltd, the parent company, in April 2015. Mr. Ryan served as Executive Vice President and Chief Financial Officer of Power Corporation of Canada and Power Financial Corporation in Montreal from January 2008 to May 2012 and in that capacity served on the board and committees of IGM Financial, Great West Lifeco and several of their subsidiaries, including Putnam Investments. Prior to that Mr. Ryan served as an officer of Credit Suisse Group in New York, London and Zurich from 1985 to 2008 in a variety of roles, including Chairman of the Financial Institutions Group (UK), Chief Financial Officer of Credit Suisse Group (Switzerland), Chief Financial Officer of Credit Suisse Asset Management (UK) and Managing Director of CSFB Financial Institutions Group (USA/UK). Mr. Ryan is also engaged in a number of charitable activities including the Smithsonian National Board. Mr. Ryan is an advisor to MKB Growth Capital active in renewable energy and transportation and FTV Capital active in financial technology. He is also a member of the New York Green Bank Advisory Board. Mr. Ryan received a B.S. from the University of Illinois School of Engineering and an M.B.A. from the Indiana University Kelly Graduate School of Business.

Biographical information for our Chief Executive Officer and Director (Class III), Matthew Potere, is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”

Class I Directors Continuing in Office until the 2025 Annual Meeting

Jeanette Gorgas. Ms. Gorgas is a board director and C-Suite executive with 25+ years of expertise in growth strategy, operations, risk management, mergers and acquisitions, and human capital management. Ms. Gorgas is a board member of Delivery Hero (DLVHF), a technology company, where she chairs the Strategy Committee and serves on the Audit and Nominations Committees. Ms. Gorgas previously served on the Board of Directors of Youth INC, and was a member of the Audit and Nominating & Governance committees. Ms. Gorgas has served in a multitude of C-Suite roles, including those of Chief Strategy Officer, Chief Administrative Officer and Chief Human Capital Officer. As Chief Strategy Officer at Grant Thornton LLP, she built and led the Office of Strategy Management and led a team of 65 people in strategic planning, mergers & acquisitions, alliances, strategic initiative execution, knowledge management technology, change management and corporate social responsibility. She played a vital role in developing and launching the firm’s innovation platform, and in growing the U.S. firm’s revenues by more than 28% in two years. Ms. Gorgas has held senior roles in Valor Equity Partners, Deutsche Bank, Bank of America and Weil, Gotshal & Manges, with ever-increasing responsibilities. She was also Senior Associate Dean for Yale University, leading all facets of the MBA Program at Yale School of Management. Ms. Gorgas graduated with high honors from London School of Economics with a Master of Science (MSc) in Management. She earned a Bachelor of Science degree from Rutgers’ College School of Business, and attended Harvard Business School’s Advanced Management and Women on Boards programs.

Kenneth Shea. Mr. Shea is a Director of Investments at Hamilton Point Investments, a real estate investment management firm. Prior to joining Hamilton Point, Mr. Shea was an Investment Partner with Pilot Growth Equity Partners, a venture capital firm focused on growth-stage technology companies. Previously, Mr. Shea served as Senior Managing Director at Guggenheim Securities, LLC from 2014 to 2019. Prior to joining Guggenheim Securities, LLC, Mr. Shea served as President of Coastal Capital Management LLC from 2009 until 2014, and Managing Director for Icahn Capital LP from 2008 to 2009 and as a Senior Managing Director at Bear, Stearns & Co, where he was employed from 1996 to 2008. Mr. Shea currently sits on the Board of Directors of Viskase Companies, Inc., a food packaging and service company, where he is a member of the Audit Committee. Mr. Shea also serves on the Advisory Board of WhyHotel, a privately-held, venture-backed real estate company. Mr. Shea is currently a Board Nominee for Delphi Growth Capital Corp, a special purpose acquisition company. Previously, Mr. Shea served on the board of trustees of Equity Commonwealth, a commercial office REIT, Hydra Industries, a special purpose acquisition company, and CVR Refining, a mid-continent refiner. Mr. Shea received his M.B.A. from the University of Virginia and his B.A. in Economics from Boston College.

Joshua Siegel. Mr. Siegel founded StoneCastle Partners, LLC in 2003 and serves as Chairman, Chief Executive Officer and Managing Partner, and previously served as Chairman of StoneCastle Financial Corp. He is widely regarded as a leading expert and investor in the banking industry. As Chief Executive Officer of StoneCastle Partners, a development company for bank-related financial services businesses, Mr. Siegel is responsible for numerous first-of-their-kind products and has a unique eye for finding innovative solutions that solve for the myriad of banking and SEC regulations that might otherwise limit our activities. During Mr. Siegel’s career, his innovations have brought nearly $40 billion of capital and $25 billion of deposits to more than 1,600 community and regional banks. He was an adjunct professor at Columbia Business School, where he lectured on imagineering in financial services. He also provides annual economic support to Prep for Prep to make sure academic brilliance is recognized and nurtured without regard to a student’s economic, demographic or sociological impediments. Mr. Siegel received his BS in Management and Accounting from Tulane University. He is a member of the Young Presidents Organization and Mensa.

Audit Committee

The members of the Audit Committee are Toan Huynh, Philip Ryan and Joshua Siegel, each of whom can read and understand fundamental financial statements. Each of the members of the Audit Committee is independent under the rules and regulations of the SEC and the listing standards of the NYSE applicable to audit committee members. Philip Ryan is the chair of the Audit Committee. The Board of Directors of Sunlight has determined that Philip Ryan qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE. The Audit Committee assists the Sunlight Board of Directors with its oversight of, among other things, the following: (i) the integrity of Sunlight’s financial statements; (ii) Sunlight’s compliance with legal and regulatory requirements; (iii) the qualifications, independence and performance of the independent registered public accounting firm; and (iv) the design and implementation of Sunlight’s internal audit function and risk assessment and risk management. Among other things, the Audit Committee is responsible for reviewing and discussing with Sunlight’s management the adequacy and effectiveness of Sunlight’s disclosure controls and procedures. The Audit Committee will also discuss with Sunlight’s management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of Sunlight’s financial statements, and the results of the audit, quarterly reviews of Sunlight’s financial statements and, as appropriate, will initiate inquiries into certain aspects of Sunlight’s financial affairs. The Audit Committee is responsible for establishing and overseeing procedures for the receipt, retention and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by Sunlight’s employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee has direct responsibility for the appointment, compensation, retention and oversight of the work of Sunlight’s independent registered public accounting firm. The Audit Committee has sole authority to approve the hiring and discharging of Sunlight’s independent registered public accounting firm, all audit engagement terms and fees, all permissible non-audit engagements with the independent auditor and pre-approvals of any of the foregoing. The Audit Committee will review and oversee all related person transactions in accordance with Sunlight’s policies and procedures.

Code of Ethics

The Sunlight Board of Directors has adopted a Code of Business Conduct & Ethics (the “Code of Conduct”). The Code of Conduct applies to all of Sunlight’s employees, officers and directors, as well as all of Sunlight’s contractors, consultants, suppliers and agents in connection with their work for Sunlight. The Code of Conduct clarifies (i) the types of permitted conduct under such code, including business activities and opportunities and (ii) procedures for the reporting, oversight and investigation of alleged violations of the Code of Conduct. The full text of Sunlight’s Code of Conduct is posted on Sunlight’s website at https://sunlightfinancial.com/investors under the Leadership & Governance section. Sunlight intends to disclose future amendments to, or waivers of, Sunlight’s Code of Conduct, as and to the extent required by SEC regulations, at the same location on Sunlight’s website identified above or in public filings with the SEC from time to time.

ITEM 11. EXECUTIVE COMPENSATION

As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis and have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for its principal executive officer and its two other most highly compensated executive officers.

Introduction

This section provides an overview of the compensation of the principal executive officer and the next two most highly compensated executive officers for Sunlight's fiscal year ended December 31, 2022. These individuals, who we refer to as the named executive officers (the “NEOs”), are:

•Matthew Potere, Chief Executive Officer;
•Timothy Parsons, Chief Operating Officer; and
•Scott Mulloy, Chief Information Officer.

The executive compensation program is designed to align compensation with Sunlight’s business objectives and the creation of stockholder value, while enabling Sunlight to attract, retain, incentivize and reward individuals who contribute to its long-term success. Decisions on the executive compensation program are made by the Compensation Committee.

Fiscal Year 2022 Summary Compensation Table

The following table shows information regarding the compensation provided to the NEOs for services performed during fiscal years ended on December 31, 2022, and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Matthew Potere, Chief Executive Officer	2022	392,000	0(4)	1,890,000	26,443	2,308,443
	2021	300,000	0(4)	4,824,600	37,421	5,162,021
Timothy Parsons, Chief Operating Officer	2022	312,000	131,000	381,000	19,277	843,277
	2021	290,000	131,000	601,656	19,810	1,042,466
Scott Mulloy, Chief Information Officer	2022	300,000	120,000	394,000	20,059	834,059
	2021	290,000	120,000	621,522	19,184	1,050,706
(1)    Amounts in this column reflect the actual bonus amount determined to have been earned as of the fiscal years ended December 31, 2022, and December 31, 2021, respectively.
(2)    The value listed reflects, with respect to fiscal year 2021, the aggregate grant date fair value of $9.46 per share on the grant date of July 9, 2021, and, with respect to the fiscal year ended December 31, 2022, the aggregate grant date fair value of the preceding ninety (90)-day average closing stock price of the Company’s Class A Common Stock on each of the grant dates of June 30, 2022 ($4.17), September 30, 2022 ($3.21) and December 31, 2022 ($1.38). Each of the values are determined in accordance with applicable FASB ASC Topic 718, of the grant of time-based restricted stock units (“RSUs”) that were granted to the NEOs. The discussion of the assumptions used in calculating the aggregate grant date fair value can be found in Footnote 6 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)    All Other Compensation is comprised of tax reimbursements to cover additional self-employment taxes incurred by such NEO, as applicable, by reason of their membership interest in Sunlight Financial LLC to ensure such NEO’s tax burden is approximately equal to Company employees who do not hold such membership interests, payment of life insurance premiums, and in the case of Mr. Potere, payment of fees associated with his membership in certain industry associations. “All Other Compensation” provided to the NEOs during the year ended December 31, 2022 is as follows:
a.Mr. Potere: tax reimbursement ($18,619); payment of life insurance premiums ($324); and payment of fees associated with his membership in certain industry associations ($7,500).
b.Mr. Parsons: tax reimbursement ($18,964) and payment of life insurance premiums ($313).
c.Mr. Mulloy: tax reimbursement ($19,746) and payment of life insurance premiums ($313).
(4)    Mr. Potere, in consultation with the Compensation Committee, determined to forego a bonus for the fiscal years ended December 31, 2022 and December 31, 2021 due to the impact of market conditions on the Company’s earnings forecast.

Narrative Disclosure to Summary Compensation Table

The compensation provided to the NEOs consists of base salary, annual incentive compensation in the form of a discretionary cash bonus, and equity compensation. In making executive compensation decisions, the Compensation Committee considers such factors as they deem appropriate in the exercise of their discretion and business judgment, including a subjective assessment of the NEO’s performance, the amount of vested and unvested equity held by the NEO, amounts paid to the Company’s other executive officers, and competitive market conditions.

Base Salary and Annual Bonus

The employment agreements with each NEO described below establish base salaries and target bonus opportunities. Base salary and target bonus are to be reviewed annually and adjusted when the Compensation Committee determines it appropriate pursuant to the terms of each NEO’s employment agreement. For calendar year 2022, Mr. Potere’s base salary was $392,000, Mr. Parson’s base salary was $312,000 and Mr. Mulloy’s base salary was $300,000.

Each NEO has a target annual bonus opportunity based on both the Company’s achievement of certain financial performance objectives and the NEO’s achievement of certain individual performance objectives. Target annual bonus opportunity for each NEO is stated as a percentage of base salary and requires the NEO’s continued employment through December 31st of the calendar year during which the annual bonus is earned. The target annual bonus percentages are 60% for Mr. Potere, 50% for Mr. Parsons and 55% for Mr. Mulloy, however, such targets are intended as a guideline only, and the Compensation Committee has the full discretion to deviate upward or downward irrespective of actual performance. All annual bonus amounts are reflected in the “Bonus” column of the “Fiscal Year 2022 Summary Compensation Table” above. Though Mr. Potere would have received a bonus commensurate with the bonuses paid to the other NEOs for the fiscal years ended December 31, 2022 and December 31, 2021, Mr. Potere, in consultation with the Compensation Committee, determined to forego a bonus due to the impact of market conditions on the Company’s earnings forecast.

Equity Compensation

Sunlight Financial Holdings Inc. 2021 Equity Incentive Plan

We sponsor the Sunlight Financial Holdings Inc. 2021 Equity Incentive Plan (the “Plan”), which is designed to provide additional incentives to employees, directors, and consultants. On July 9, 2021, and in connection with the Closing of the Business Combination, the NEOs received a one-time grant of time-based restricted stock units (“RSUs”) pursuant to the Plan, and the NEOs may receive future grants from time to time. Mr. Potere was granted 510,000 RSUs, Mr. Parsons was granted 63,600 RSUs and Mr. Mulloy was granted 65,700 RSUs. The RSUs will vest over a three (3)-year period with one-third (1/3rd) of the RSUs vesting on the second (2nd) anniversary of the grant date and two-thirds (2/3rds) of the RSUs vesting on the third (3rd) anniversary date of the grant date. The NEOs were also granted RSUs in connection with their service on June 30, 2022, September 30, 2022 and December 31, 2022. Mr. Potere was granted 151,079 RSUs on June 30, 2022, 196,261 RSUs on September 30, 2022 and 456,521 RSUs on December 31, 2022; Mr. Parsons was granted 30,455 RSUs on June 30, 2022, 39,563 RSUs on September 30, 2022 and 92,028 RSUs on December 31, 2022; and Mr. Mulloy was granted 31,494 RSUs on June 30, 2022, 40,913 RSUs on September 30, 2022 and 95,169 RSUs on December 31, 2022. These RSUs will vest over a four (4)-year period in equal installments annually, commencing on February 18, 2023. As soon as practicable following the date the RSUs become vested, the Company will convert the RSUs and deliver to each NEO the number of shares of Class A Common Stock subject to the RSUs.

Administration. The Plan is administered by the Board or by one or more committees to which the Board delegates such administration (as applicable, the “Plan Administrator”). Subject to the terms of the 2021 Plan, the 2021 Plan Administrator will have the complete discretion to determine the eligible individuals to whom awards may be granted under the 2021 Plan, the number of shares of Class A Common Stock or cash to be covered by each award granted under the 2021 Plan and the terms and conditions of awards granted under the 2021 Plan.

Eligibility. Employees (including officers), non-employee directors and consultants who render services to the Company or a parent, subsidiary or affiliate thereof are eligible to receive awards under the Plan. Incentive Stock Options (“ISOs”) may only be granted to employees of the Company or a parent or subsidiary thereof. As of December 31, 2022, approximately 231 persons (includes executives and non-employee directors) are eligible to participate in the Plan.

International Participation. The Plan Administrator has the authority to implement sub-plans (or otherwise modify applicable grant terms) for purposes of satisfying applicable foreign laws, conforming to applicable market practices or for qualifying for favorable tax treatment under applicable foreign laws, and the terms and conditions applicable to awards granted under any such sub-plan or modified award may differ from the terms of the Plan. Any shares issued in satisfaction of awards granted under a sub-plan will come from the Plan share reserve.

Share Reserve. As of December 31, 2022, the number of shares of Class A Common Stock that may be issued under the Plan is equal to 28,147,983 shares. On the first day of each fiscal year, the number of shares that may be issued under the Plan will increase by a number of shares equal to the lesser of (a) 2.0% of the total issued and outstanding common shares on the first day of such fiscal year, and (b) such lesser amount (including zero) as determined by the Board. If an award under the Plan is forfeited, cancelled or expires, the shares subject to such award will again be available for issuance under the Plan. Only the number of shares actually issued upon exercise or settlement of awards under the Plan will reduce the number of shares available under the Plan. Shares applied to pay any applicable exercise prices or to satisfy tax withholding obligations related to any award will again become available for issuance under the Plan. To the extent an award is settled in cash, the cash settlement will not reduce the number of shares available for issuance under the Plan.

Types of Awards. The Plan provides for the ability to grant stock options, which may be ISOs or nonstatutory stock options, stock appreciation rights, restricted shares, RSUs, performance share units (“PSUs”), performance shares and other stock-based awards (collectively, “awards”).

Stock Options. A stock option is the right to purchase a certain number of shares of stock at a fixed exercise price which, pursuant to the Plan, may not be less than 100% of the fair market value of the Company’s Class A Common Stock on the date of grant for ISOs, and for nonstatutory stock options, must comply with (or be exempt from) Section 409A of the Code. Subject to limited exceptions, an option may have a term of up to ten (10) years and will generally expire sooner if the optionee’s service terminates. Options will vest at the rate determined by the Plan Administrator. If a participant ceases to be an employee or other service provider for any reason, then any unvested options will be forfeited upon such termination and except as otherwise set forth in an award agreement, any vested options will remain outstanding and eligible to vest for three months following a participant’s termination other than his or her death or disability and twelve (12) months following a participant’s termination due to his or her death or disability. An optionee may pay the exercise price of an option in cash, check, or, with the administrator’s consent, with shares of Class A Common Stock the optionee already owns, with proceeds from an immediate sale of the option shares through a broker approved by us, through a net exercise procedure or a reduction in the amount of any liability owed by the Company to the participant or by any other method permitted by applicable law or any combination of the foregoing.

Stock Appreciation Rights. A stock appreciation right (“SAR”) provides the recipient with the right to the appreciation in a specified number of shares of stock. The Plan Administrator determines the exercise price of SARs granted under the Plan, which may not be less than 100% of the fair market value of Class A Common Stock on the date of grant. Subject to limited exceptions, a SAR may have a term of up to ten (10) years and will generally expire sooner if the recipient’s service terminates. SARs will vest at the rate determined by the Plan Administrator. Upon exercise of a SAR, the recipient will receive an amount in cash, stock, or a combination of stock and cash determined by the Plan Administrator, equal to the excess of the fair market value of the shares being exercised over their exercise price.

Restricted Stock Awards and Performance Share Awards. Shares of restricted stock and performance shares may be issued under the Plan for such consideration as the Plan Administrator may determine, including cash, services rendered or to be rendered to the Company, promissory notes or such other forms of consideration permitted under applicable law. Restricted shares and performance shares may be subject to vesting, as determined by the Plan Administrator. The Plan Administrator may set performance goals which, depending on the extent to which they are met, will determine the number or value of the performance shares that will be paid out to the participant. Recipients of restricted shares and performance shares generally have all of the rights of a stockholder with respect to those shares, including voting rights, however any dividends and other distributions on restricted shares will generally be subject to the same restrictions and conditions as the underlying shares.

Restricted Stock Units and Performance Share Units. RSUs and PSUs are rights to receive shares, at no cost to the recipient, upon satisfaction of certain conditions, including vesting conditions, established by the Plan Administrator. The Plan Administrator may set performance goals which, depending on the extent to which they are met, will determine the number or value of the PSUs that will be paid out to the participant. RSUs and PSUs vest at the rate determined by the Plan Administrator and any unvested RSUs or PSUs will generally be forfeited upon termination of the recipient’s service. Settlement of RSUs and PSUs may be made in the form of cash, Class A Common Stock or a combination of cash and Class A Common Stock, as determined by the Plan Administrator. Recipients of RSUs and PSUs generally will have no voting or dividend rights prior to the time the vesting conditions are satisfied, and the award is settled. At the Plan Administrator’s discretion and as set forth in the applicable RSU agreement, RSUs and PSUs may provide for the right to dividend equivalents which will generally be subject to the same conditions and restrictions as the RSUs or PSUs to which they pertain.

Other Awards. The Plan Administrator may grant other awards under the Plan either alone, in addition to or in tandem with, other awards under the Plan or cash awards granted outside of the Plan. The Plan Administrator will determine the terms and conditions of any such awards.

Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, the Plan Administrator may provide for the participant to have the right to exercise his or her award, to the extent applicable, until ten days prior to the transaction (including with respect to awards or portions thereof that are unvested and unexercisable as of such date). The Plan Administrator may also provide for the accelerated vesting of all unvested awards as of such transaction and may provide that any forfeiture or repurchase provisions applicable to any outstanding award may lapse.

Change in Control. The Plan Administrator may provide, in an individual award agreement or in any other written agreement with a participant, that the award will be subject to acceleration of vesting and exercisability in the event of a change in control. The Plan Administrator may also provide that an acquirer in a change in control may assume or continue any awards outstanding under the Plan or may provide for the cash out of any outstanding awards under the Plan upon a change in control. Pursuant to the Plan, if awards are assumed by an acquirer in a change in control, and a participant’s employment or service relationship is terminated without cause within twenty-four (24) months following the date of such change in control, then all awards held by such participant shall immediately become fully vested.

Amendment and Termination. The Board may amend or terminate the Plan at any time. Any such amendment or termination will not affect outstanding awards unless otherwise mutually agreed upon by the participant and the Plan Administrator. If not sooner terminated, the Plan will terminate automatically on the tenth (10th) anniversary of its adoption by the Board. Shareholder approval is not required for any amendment of the Plan, unless required by applicable law or exchange listing standards.

Sunlight Financial Holdings Inc. Employee Stock Purchase Plan

We also sponsor the Sunlight Financial Holdings Inc. Employee Stock Purchase Plan (the “ESPP”) in which the NEOs are eligible to participate. The ESPP is administered by the Compensation Committee (the “ESPP Administrator”) unless the Board determines to assume authority for administering the ESPP. All employees (including officers and employee directors) who are employed by the Company or a designated subsidiary or, solely in the case of an offering period that is not intended to qualify under Section 423 of the Code, a designated affiliate (whether currently existing or subsequently established) are eligible to participate in the ESPP. The ESPP permits eligible employees to purchase Class A Common Stock through payroll deductions, which may be between 1% and 10% of the employee’s eligible compensation (or such lower limit as may be determined by the ESPP Administrator for an offering period). Employees will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering period. Participation in the ESPP will end automatically upon termination of employment. In the event of withdrawal or termination of participation in the ESPP, a participant’s accumulated payroll contributions will be refunded without interest.

Benefits and Perquisites

The Company currently provides health and welfare benefits to all employees, including the NEOs, including medical, dental and vision insurance. In addition, the Company maintains a 401(k) retirement plan for its employees. The 401(k) plan permits the Company to make discretionary employer contributions. In 2022, we made matching contributions under the 401(k) plan equal to 50% of each employee’s deferral contributions up to 6% of eligible compensation. In addition, we reimburse the NEOs for certain expenses associated with their K-1 filing status (for so long as they remain K-1 filers) and for their business expenses, in accordance with the Company's expense reimbursement policies and procedures.

Outstanding Equity Awards at Fiscal Year 2022 Year-End

The following table provides information regarding outstanding equity awards held by the NEOs as of December 31, 2022. The vesting schedule applicable to each outstanding award is described in the footnotes to the table below.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Matthew Potere	7/9/2021(2)(3)	86,835	112,017
	7/9/2021(4)	510,000	657,900
	6/30/2022(5)	151,079	194,892
	9/30/2022(5)	196,261	253,177
	12/31/2022(5)	456,521	588,912
Timothy Parsons	7/9/2021(2)(6)	38,671	49,886
	7/9/2021(7)	63,600	82,044
	6/30/2022(8)	30,455	39,287
	9/30/2022(8)	39,563	51,036
	12/31/2022(8)	92,028	118,716
Scott Mulloy	7/9/2021(2)(9)	38,671	49,886
	7/9/2021(10)	65,700	84,753
	6/30/2022(11)	31,494	40,627
	9/30/2022(11)	40,913	52,778
	12/31/2022(11)	95,169	122,768
1.Based on the closing price of a share of the Company's Class A common stock on December 30, 2022 ($1.29).
2.Pursuant to the Business Combination, in exchange for previously-granted equity interests held in Sunlight LLC, each NEO received a combination of Class EX Units issued by Sunlight LLC and Class C Common stock issued by the Company. The combination is exchangeable for one share of the Company's Class A Common Stock.
3.In connection with the Business Combination, Mr. Potere was granted a total of 3,510,541 shares of Class A Common Stock. All of the shares reported are shares of Class A Common Stock subject to issuance upon redemption of an equivalent amount of a “private unit” consisting of one unit of Sunlight LLC’s Class EX Units together with one share of Class C Common Stock. 3,100,322 shares were vested at the Closing, and the remainder vests over a twenty-two (22)-month period on a pro-rated monthly basis.
4.Mr. Potere was granted 510,000 RSUs on July 9, 2021. The RSUs will vest over a three (3)-year period with one-third (1/3rd) of the RSUs vesting on the second (2nd) anniversary of the grant date and two-thirds (2/3rds) of the RSUs vesting on the third (3rd) anniversary date of the grant date.

5.Mr. Potere was granted 151,079 RSUs on June 30, 2022, 196,261 RSUs on September 30, 2022 and 456,521 RSUs on December 31, 2022. These RSUs will vest over a four (4)-year period in equal installments annually, commencing on February 18, 2023.
6.In connection with the Business Combination, Mr. Parsons was granted a total of 1,386,399 shares of Class A Common Stock. All of the shares reported are shares of Class A Common Stock subject to issuance upon redemption of an equivalent amount of a “private unit” consisting of one unit of Sunlight LLC’s Class EX Units together with one share of Class C Common Stock. 1,203,711 shares were vested at the Closing, and the remainder vests over a twenty-two (22)-month period on a pro-rated monthly basis.
7.Mr. Parsons was granted 63,600 RSUs on July 9, 2021. The RSUs will vest over a three (3)-year period with one-third (1/3rd) of the RSUs vesting on the second (2nd) anniversary of the grant date and two-thirds (2/3rds) of the RSUs vesting on the third (3rd) anniversary date of the grant date.
8.Mr. Parsons was granted 30,455 RSUs on June 30, 2022, 39,563 RSUs on September 30, 2022 and 92,028 RSUs on December 31, 2022. These RSUs will vest over a four (4)-year period in equal installments annually, commencing on February 18, 2023.
9.In connection with the Business Combination, Mr. Mulloy was granted a total of 1,231,024 shares of Class A Common Stock. All of the shares reported are shares of Class A Common Stock subject to issuance upon redemption of an equivalent amount of a “private unit” consisting of one unit of Sunlight LLC’s Class EX Units together with one share of Class C Common Stock. 1,048,335 shares were vested at the Closing, and the remainder vests over a twenty-two (22)-month period on a pro-rated monthly basis.
10.Mr. Mulloy was granted 65,700 RSUs on July 9, 2021. The RSUs will vest over a three (3)-year period with one-third (1/3rd) of the RSUs vesting on the second (2nd) anniversary of the grant date and two-thirds (2/3rds) of the RSUs vesting on the third (3rd) anniversary date of the grant date.
11.Mr. Mulloy was granted 31,494 RSUs on June 30, 2022, 40,913 RSUs on September 30, 2022 and 95,169 RSUs on December 31, 2022. These RSUs will vest over a four (4)-year period in equal installments annually, commencing on February 18, 2023.

Executive Compensation Arrangements

Employment Agreements

Each NEO enters into an employment agreement by and between the NEO, Sunlight and Sunlight Financial LLC (the “Sunlight Employment Agreements”). The Sunlight Employment Agreements do not have a fixed term and may be terminated at any time in accordance with their terms. Upon any termination of employment, Messrs. Potere, Parsons and Mulloy will be subject to a non-competition covenant that covers a period of eighteen (18) months (for Mr. Potere) or twelve (12) months (for each of Messrs. Parsons and Mulloy) after the date of termination and a non-solicitation covenant that covers a period of eighteen (18) months (for Mr. Potere) or twelve (12) months (for each of Messrs. Parsons and Mulloy) after the date of termination.

Severance Benefits — Termination of Employment for Cause and without Good Reason Under Sunlight Employment Agreements

Pursuant to the Sunlight Employment Agreements, upon termination of the NEOs employment for cause, or by the NEO without good reason, such NEO will receive: (i) any accrued and unpaid base salary through the date of termination; (ii) payment for any previously unreimbursed business expenses; (iii) vested amounts under the Sunlight Employment Agreement and any other agreement with the Company, (iv) except in the case of a termination for cause, an annual bonus for any completed fiscal year to the extent then unpaid, and (v) any previously unreimbursed incremental self-employment taxes due under the Sunlight Employment Agreement associated with their K-1 filing status (collectively, the “Accrued Rights”). The terms “cause” and “good reason” are defined in the Agreements.

Severance Benefits — Termination of Employment without Cause or by the NEO for Good Reason Not in Connection with a Change in Control Under Sunlight Employment Agreements

Under the Sunlight Employment Agreements, each NEO is entitled to the following severance payments in the event of termination of his employment without cause or upon his resignation for good reason outside of the protection period (collectively, the “Involuntary Termination Severance Benefits”). The terms “cause,” “good reason,” “change in control,” and “protection period” are defined in the respective Agreements:

•Accrued Rights;
•Multiple of base salary (2 times for Mr. Potere and 1.5 times for each of Messrs. Parsons and Mulloy);
•Multiple of the target annual bonus (2 times for Mr. Potere and 1.5 times for each of Messrs. Parsons and Mulloy);
•Full and immediate vesting of all outstanding shares of Class A Common Stock and a twelve (12)-month post-termination exercise period with respect to vested stock options and stock appreciation rights (or, if shorter, the remainder of the full term); and
•An amount equal to the monthly premium payment to continue the NEO’s (and the NEO’s family members who were participants in the group health, dental and vision plans immediately prior to the NEO’s termination of employment) existing group health, dental coverage and vision for eighteen (18) months, calculated under the applicable provisions of the Consolidated Omnibus Budget Reconciliation Act of 1985 without regard to whether the NEO actually elects such continuation of coverage (the “COBRA Benefits”).

The cash-based portion of the Involuntary Termination Severance Benefits (other than the Accrued Rights) will be paid in equal monthly installments over a twenty-four (24)-month period (for Mr. Potere) or an eighteen (18)-month period (for each of Messrs. Parsons and Mulloy). As a condition to the receipt of the Involuntary Termination Severance Benefits, each of the NEOs must timely execute and not revoke a release of claims.

Severance Benefits — Termination of Employment without Cause or by the NEO for Good Reason in Connection with a Change in Control Under Sunlight Employment Agreements

Under the Sunlight Employment Agreements, each NEO is entitled to the following severance payments in the event of his termination of employment without cause or upon his resignation for good reason during the protection period in connection with a change in control (collectively, the “Change in Control Severance Benefits”). The terms “cause,” “good reason,” “change in control,” and “protection period” are defined in the respective Agreements:

•Accrued Rights;
•Multiple of base salary (2.5 times for Mr. Potere and 2.0 times for each of Messrs. Parsons and Mulloy);
•Multiple of annual bonus paid with respect to the calendar year immediately preceding the calendar year within which the NEO was terminated, or if such bonus has not yet been paid as of such termination, the target annual bonus for such preceding calendar year (2.5 times for Mr. Potere and 2.0 times for each of Messrs. Parsons and Mulloy);
•Full and immediate vesting of all outstanding equity awards, equity-based awards and other long-term incentives (with performance-based awards to vest at the greater of target or actual performance) and a thirty (30)-month post-termination exercise period with respect to vested stock options and stock appreciation rights (or, if shorter, the remainder of the full term); and
•COBRA Benefits.

The cash-based portion of the Change in Control Severance Benefits (other than the Accrued Rights) will be paid in the form of a lump sum payment for each of Messrs. Potere, Parsons and Mulloy. As a condition to the receipt of the Change in Control Severance Benefits, each of the NEOs must timely execute and not revoke a release of claims.

Severance Benefits — Termination in Connection with the NEO’s Death or Disability

Under the Sunlight Employment Agreements, the NEOs are entitled to the following severance payments upon a termination of employment due to death or Disability (as defined in the Agreements):

•Accrued Rights;
•Pro-rated target annual bonus, payable in a lump sum;
•Full and immediate vesting of all outstanding of all outstanding shares of Class A Common Stock and a thirty (30)-month post-termination exercise period with respect to vested stock options and stock appreciation rights (or, if shorter, the remainder of the full term); and
•COBRA Benefits.

Fiscal Year 2022 Director Compensation

Following the Business Combination, we implemented a compensation program for our non-employee directors. Pursuant to this program, non-employee directors receive the following annual cash compensation, paid quarterly in arrears:

Position	Annual Retainer ($)
Board service	$50,000
plus (as applicable):
Board Chair	—
Lead Independent Director	25,000
Audit Committee Chair	20,000
Compensation Committee Chair	15,000
Nominating & Corporate Governance/ESG Committee Chair	10,000
Audit Committee Member	10,000
Compensation Committee Member	7,500
Nominating & Corporate Governance/ESG Committee Member	5,000

Non-employee directors will also receive reimbursement for their reasonable out-of-pocket expenses incurred in connection with attending board of directors and committee meetings.

2022 Director Compensation Table

The following table sets forth information concerning compensation of the non-employee directors of the Company for the year ended December 31, 2022. Mr. Potere, the CEO, receives no compensation for his service as a director, and consequently, is not included in this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Brad Bernstein	50,000(2)	—	50,000
Jeanette Gorgas	65,000	125,000	190,000
Emil W. Henry, Jr.	50,000(3)	—	50,000
Toan Huynh	70,000	125,000	195,000
Jennifer D. Nordquist	62,500	125,000	187,500
Philip Ryan	70,000	125,000	195,000
Kenneth Shea	82,500	125,000	207,500
Joshua Siegel	65,000	125,000	190,000
1.Grant date fair value, as computed in accordance with ASC Topic 718 and the Sunlight Financial Holdings Inc. 2021 Equity Incentive Plan, of stock awards granted during 2022 to such non-employee director based on the per share closing price of the Company’s common stock on the date of grant. These shares are all outstanding and vest one year after the grant date, on June 9, 2023. The awards to each of Jeanette Gorgas, Toan Huynh, Jennifer D. Nordquist, Philip Ryan, Kenneth Shea and Joshua Siegel equate to 28,604 shares of Class A Common Stock each.
2.Mr. Bernstein is a managing member of FTV Management V, L.L.C. (“FTV Management V”), which is the general partner of FTV V, L.P. (“FTV V” and together with FTV Management V, “FTV”), which together with FTV Management V, share voting power and the power to dispose of 25,271,539 shares of Class A Common Stock. Mr. Bernstein does not directly receive any equity or cash in connection with his service as a member of the Board, however, FTV Management Company, L.P. ("FTV Management"), an affiliate of FTV, receives cash equal to the sum of a) cash paid to other Board members for service on the Board ($50,000 for the fiscal year ended December 31, 2022) and b) cash in lieu of equity paid to other Board members for service on the Board, valued as of, and paid out subsequent to, the vesting date of the equity award for the covered year (e.g., with respect to service for the fiscal year ended December 31, 2022, FTV Management will be paid the cash value equal to 28,604 RSUs assuming a vesting date of June 9, 2023).
3.Mr. Henry is the CEO and Founder of Tiger. Mr. Henry indirectly received shares of Class A Common Stock pursuant to the Business Combination Agreement in his capacity at various funds and entities for which he serves as general partner and sole managing member and not in connection with his role as Chairman of the Board. Mr. Henry does not directly receive any equity or cash in connection with his service as a member of the Board, however, Tiger Infrastructure Partners LP, receives cash equal to the sum of a) cash paid to other Board members for service on the Board ($50,000 for the fiscal year ended December 31, 2022) and b) cash in lieu of equity paid to other Board members for service on the Board, valued as of, and paid out subsequent to, the vesting date of the equity award for the covered year (e.g., with respect to service for the fiscal year ended December 31, 2022, Tiger Infrastructure Partners LP will be paid the cash value equal to 28,604 RSUs assuming a vesting date of June 9, 2023).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 relating to equity compensation plans of the Company pursuant to which grants of restricted stock, restricted stock units, options or other rights to acquire shares may be made from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders	5,874,818(1)	—	25,074,618(2)
Equity compensation plans not approved by security holders	627,780(3)	7.7150	—
Total	6,502,598	—	25,074,618
(1) Consists of outstanding unvested RSUs issued under the Plan.
(2) Includes the securities available for issuance under the Plan and the ESPP. As of December 31, 2022, 21,724,793 shares of Class A Common Stock remain available for issuance under the Plan. On the first day of each fiscal year, the number of shares that may be issued under the Plan will increase by a number of shares equal to the lesser of (a) 2.0% of the total issued and outstanding common shares on the first day of such fiscal year, and (b) such lesser amount (including zero) as determined by the Board. As of December 31, 2022, 3,349,825 shares of Class A Common Stock are available for issuance under the ESPP.
(3) Consists of shares of Class A Common Stock issuable upon the exercise of the warrants issued to Tech Capital LLC, which are exercisable in whole or in part, at any time and from time to time on or before the expiration date, February 27, 2031.

Beneficial Ownership of Securities

The following table sets forth information known to Sunlight regarding the beneficial ownership of the Company’s Common Stock by:
•each person who is known by Sunlight to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock;
•each named executive officer and director of Sunlight; and
•all current executive officers and directors of Sunlight, as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power”, which includes the power to dispose of or to direct the disposition of the security or the right to acquire such powers within 60 days.

The beneficial ownership percentages set forth in the table below are based on a total of 171,059,435 shares of Common Stock outstanding or issuable as of April 26, 2023 under currently exercisable outstanding warrants, consisting of 85,401,353 shares of Class A Common Stock (not including 16,459 treasury shares) and 44,973,227 shares of Class C Common Stock issued and outstanding as of April 26, 2023, and 40,684,855 shares of Class A Common Stock issuable as of April 26, 2023 under currently exercisable outstanding warrants.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to beneficially owned Common Stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (%)
Five Percent Stockholders
CRB Group, Inc.(2)	12,907,080	7.5
Spartan Acquisition Sponsor II LLC(3)	17,237,241	10.1
FTV V, L.P. and affiliated entities(4)	25,271,539	14.8
Tiger Infrastructure Partners LP and affiliated entities(5)	29,616,922	17.3
Named Executive Officers and Directors

Matthew Potere(6)	3,816,505	2.2
Timothy Parsons	1,466,909	*
Scott Mulloy	1,272,917	*
Brad Bernstein	—	*
Jeanette Gorgas	12,500	*
Emil W. Henry, Jr.(5)	29,616,922	17.3
Toan Huynh	12,500	*
Jennifer D. Nordquist	12,500	*
Philip Ryan	12,500	*
Kenneth Shea	12,500	*
Joshua Siegel	12,500	*
All Directors and Executive Officers as a Group (13 Individuals)	36,248,253	19.5
*    Indicates less than 1%.

(1)    This table is based on a total of 171,059,435 shares of Common Stock outstanding or issuable as of April 26, 2023 under currently exercisable outstanding warrants, consisting of 85,401,353 shares of Class A Common Stock (not including 16,459 treasury shares held by Sunlight in respect of net withholding for tax payments) and 44,973,227 shares of Class C Common Stock, and 40,684,855 shares of Class A Common Stock issuable under currently exercisable outstanding warrants. Unless otherwise noted, the business address of each of the directors and executive officers in this table is 101 N. Tryon Street, Suite 1000, Charlotte, NC 28246.

(2)    Information based on the warrant issued by Sunlight Financial Holdings Inc. on April 25, 2023, to CRB Group, Inc., as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2023.The address of CRB Group, Inc. is 2115 Linwood Ave, Fort Lee, New Jersey 07024-5020.

(3)    Information based on the Form 13D filed jointly with the SEC on February 10, 2022 by Spartan Acquisition Sponsor II LLC (the “Sponsor”); AP Spartan Energy Holdings II, L.P. (“AP Spartan”); Apollo ANRP Advisors III, L.P. (“ANRP Advisors”); Apollo ANRP Capital Management III, LLC (“ANRP Capital Management”); APH Holdings, L.P. (“APH Holdings”); and Apollo Principal Holdings III GP, Ltd. (“Principal Holdings III GP” and together with each of the foregoing parties, the “Spartan Reporting Persons”)).

According to the Schedule 13D, 17,237,241 Class A Shares are held of record by the Sponsor, and the Spartan Reporting Persons have shared power to vote and dispose of the 17,237,241 Class A Shares. ANRP Advisors is the general partner of AP Spartan. ANRP Capital Management is the general partner of ANRP Advisors. APH Holdings is the sole member of ANRP Capital Management. Principal Holdings III GP is the general partner of APH Holdings. Scott Kleinman, James Zelter, Joshua Harris and Marc Rowan are the directors of Principal Holdings III GP, and as such may be deemed to have voting and dispositive control of the shares of Class A Common Stock held of record by the Sponsor. The Sponsor disclaims beneficial ownership other than the shares of Class A Common Stock it holds by record, and AP Spartan, ANRP Advisors, ANRP Capital Management, APH Holdings, Principal Holdings III GP and each of Messrs. Kleinman, Zelter, Harris and Rowan, disclaims beneficial ownership of the Class A Common Stock, in each case except to the extent of any pecuniary interest therein. The addresses of each of the Sponsor, AP Spartan and Messrs. Kleinman, Zelter, Harris and Rowan is 9 West 57th Street, 43rd Floor, New York, New York 10019. The address of each of ANRP Advisors and Principal Holdings III GP is c/o Walkers Corporate Limited; Cayman Corporate Centre; 27 Hospital Road; George Town; Grand Cayman KY1-9008. The address of each of ANRP Capital Management and APH Holdings is One Manhattanville Road, Suite 201, Purchase, New York, 10577. Each of ANRP Advisors and Principal Holdings III GP is organized in the Cayman Island. Each of ANRP Capital Management, APH Holdings, Sponsor and AP Spartan is organized in Delaware.

(4)    Information based on the Schedule 13D filed jointly with the SEC on July 19, 2021 by FTV V, L.P., a Delaware limited partnership (“FTV LP”); and FTV Management V, L.L.C, a Delaware limited liability company (“FTV LLC” and together with FTV LP, the “FTV Reporting Persons”), in its capacity as general partner of FTV LP.

According to the Schedule 13D, 25,271,539 Class A shares are directly held by FTV LP, and the FTV Reporting Persons have shared power to vote and dispose of the 25,271,539 Class A shares. Any action by FTV LLC with respect to the reported securities, including voting and dispositive decisions, requires at least a majority vote of the managing members. Because voting and dispositive decisions are made by at least a majority of the managing members, none of the managers is deemed to be a beneficial owner of the reported securities. The address of each of FTV LP and FTV LLC is C/O FTV Capital, 555 California Street, Suite 2850, San Francisco, CA 94104.

(5)    Information based on the Schedule 13D filed jointly with the SEC on July 19, 2021 by Tiger Infrastructure Partners LP, a Delaware limited partnership (the “US Advisor”); Tiger Infrastructure Partners Sunlight Feeder LP, a Delaware limited partnership (the “Sunlight Feeder”); Tiger Infrastructure Partners AIV I LP, a Delaware limited Partnership (“Fund I AIV”); Tiger Infrastructure Partners Co-Invest B LP, a Delaware limited Partnership (“Co-Invest B”); and Emil W. Henry, Jr. (“Mr. Henry”). According to the 13D, the US Advisor, Sunlight Feeder, Fund I AIV, Co-Invest B and Mr. Henry have shared power to vote and dispose of the 29,616,922 shares of Common Stock. The US Advisor is the investment manager of Fund I AIV and Co-Invest B. Sunlight Feeder is a wholly-owned subsidiary of Fund I AIV. The US Advisor is managed by its general partner Emil Henry III LLC (“EH III”); EH III is managed by its sole managing member, Henry Tiger Holdings LLC (“HTH”); HTH is managed by its sole managing member, Emil Henry LLC (“EH LLC”). Emil W. Henry, Jr. is the sole managing member of EH LLC and therefore may be deemed to share voting and dispositive power over and have beneficial ownership of the securities held by Co-Invest B and Sunlight Feeder. Mr. Henry disclaims beneficial ownership of such securities in excess of his pecuniary interest in the securities.

The amount reported in the table above includes 8,437,552 Class A shares held directly by Co-Invest B, and 21,179,370 shares of Class A Common Stock that Sunlight Feeder has the right to acquire upon exercise of its Class EX Units (which are each paired with one share of Class C Common Stock) which are exchangeable, subject to certain conditions, for either one share of Class A Common Stock, or at Sunlight’s election, an amount of cash equivalent to the market value of one share of Class A Common Stock. The 21,179,370 paired Class EX Units/Class C Common Stock are pledged as collateral in the ordinary course for a credit facility of a fund vehicle associated with the US Advisor. The principal business address of Sunlight Feeder and the related entities is 717 Fifth Ave, Floor 12A, New York, NY 10022.

(6)    Includes 526,581 shares held by the Potere 2020 GRAT U/A/D November 25, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions Entered Into By Spartan

Founder Shares

In August 2020, Spartan issued an aggregate of 11,500,000 shares of Spartan’s Class B common stock, par value $0.0001 per share to the Sponsor (the “Founder Shares”) in exchange for the payment of $25,000 of expenses on Spartan’s behalf, or approximately $0.002 per share. In October 2020, the Sponsor transferred 50,000 Founder Shares to each of Spartan’s two independent director nominees, Jan C. Wilson and John M. Stice, at their original purchase price. In November 2020, the Sponsor returned to Spartan at no cost an aggregate of 4,312,500 Founder Shares, which Spartan cancelled. In November 2020, Spartan effected a stock dividend on the Founder Shares, which was waived by Mr. Wilson and Mr. Stice, and resulted in the Sponsor owning 8,525,000 Founder Shares. All shares and associated amounts had been retroactively restated to reflect the share surrender and the stock dividend. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 shares were subject to forfeiture to the extent that the Initial Public Offering (“IPO”) over-allotment option was not exercised by the underwriters, so that the Founder Shares would represent 20.0% of Spartan’s issued and outstanding shares after the IPO. On November 30, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,125,000 shares were no longer subject to forfeiture.

The shares of Spartan’s Class B common stock, that was issued prior to the IPO automatically converted into shares of Sunlight Class A Common Stock upon consummation of the Business Combination on a one-for-one basis. In connection with the execution of the Business Combination Agreement, but effective as of the Closing, pursuant to that certain Founders Stock Agreement, dated as of January 23, 2021, by and among Spartan, the Sponsor and the other holders of Founder Shares (the “Founders Stock Agreement”), the Sponsor agreed to surrender up to 25% of the Class B Common Stock held by the Sponsor (at a 1:4 ratio to the percentage, if any, of redemptions by holders of Class A Common Stock); provided that no such surrender shall occur unless more than 5% of the outstanding shares of Class A Common Stock are actually redeemed by Sunlight. As a result, an aggregate of 1,187,759 of the Founder Shares were surrendered for cancellation. In addition, pursuant to the Founder Stock Agreement, the Sponsor and each of Mr. Wilson and Mr. Stice agreed to irrevocably waive any and all rights each such party had or would have with respect to the adjustment to the initial conversion as set forth in the amended and restated certificate of incorporation of Spartan, effective immediately prior to the Closing.

Private Placement Warrants

Simultaneous with the closing of the IPO which closed on November 30, 2020, the Sponsor purchased an aggregate of 9,900,000 private placement warrants for a purchase price of $1.00 per warrant in private placements that occurred simultaneously with the closing of the IPO and the sale of the over-allotment options. As such, the Sponsor’s interest in this transaction was valued at approximately $9.9 million. Each private placement warrant entitles the holder to purchase one share of Sunlight Class A Common Stock at $11.50 per share. The private placement warrants (including the Class A Common Stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Business Combination.

Administrative Services Agreement

On November 24, 2020, Spartan entered into an administrative services agreement (the “Administrative Services Agreement”) pursuant to which Spartan paid the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Business Combination, Spartan ceased paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, was paid by Spartan to the Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on Spartan’s behalf. There was no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on Spartan’s behalf. Upon the Closing, the Administrative Services Agreement was terminated in accordance with its terms.

Investor Rights Agreement

In connection with the Closing of the Business Combination, the Sponsor, Tiger Blocker, FTV Blocker and certain other holders named therein (collectively, the “Holders”), entered into that certain Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (a) the IPO Registration Rights Agreement (as defined therein) was terminated, (b) certain resale registration rights were granted with respect to (i) the private placement warrants (including any shares of Common Stock issued or issuable upon the exercise of any such private placement warrants), (ii) any outstanding shares of Class A Common Stock held by a Holder at any time, whether held on the date thereof or acquired after the date thereof, (iii) any equity securities (including the shares of Common Stock issued or issuable upon the exercise of any such equity security) of Sunlight issuable upon conversion of any working capital loans in an amount up to $1,500,000 made to Sunlight by a Holder, (iv) any shares of Class A Common Stock issued or issuable upon exchange of Sunlight Class EX Units and the corresponding number of shares of Class C Common Stock issued to a Holder under the Business Combination Agreement and (v) any other equity security of Sunlight issued or issuable with respect to any such shares of Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization, and (c) governance rights to certain Holders were granted.

Furthermore, pursuant to the Investor Rights Agreement, among other obligations, Sunlight filed with the SEC (at Sunlight’s sole cost and expense) a Registration Statement and prospectus on Form S-1 on July 30, 2021, which was subsequently amended on September 2, 2021 and declared effective by the SEC on September 7, 2021, registering the resale of certain securities held by or issuable to the Holders.

In certain circumstances, Tiger and FTV Blocker can demand up to three underwritten offerings in the aggregate and the Sponsor can demand up to one underwritten offering. Each Holder will be entitled to customary piggyback registration rights.

The Investor Rights Agreement also provides that when the Closing occurred, the Sunlight Board would consist of nine directors, divided into three classes serving staggered three-year terms. Pursuant to the Investor Rights Agreement, we have caused the following nominees to be elected to serve as director on the Sunlight Board:
•one nominee designated by the Sponsor;
•one nominee designated by FTV Blocker (together with its affiliates); and
•one nominee designated by Tiger Blocker.
In addition, for as long as each of the Sponsor, FTV Blocker or Tiger Blocker maintains its nomination rights described above, such person will also have the right to appoint an observer to attend meetings of the Sunlight Board, subject to customary limitations.

Amendment to Letter Agreement

In connection with the entry into the Business Combination Agreement, but effective upon the Closing, Spartan, the Sponsor and each member of the board of directors of Spartan (the “Pre-Closing Spartan Board”) entered into that certain Letter Agreement Amendment, dated as of January 23, 2021 (the “Letter Agreement Amendment”), which amended that certain letter agreement, dated as of November 24, 2020, by and among Spartan, the Sponsor and each member of the Pre-Closing Spartan Board (the “Letter Agreement”), to modify the lock-up restrictions set forth in the Letter Agreement as follows:
•80% of the Founder Shares (including any shares of Class A Common Stock issued in respect of the conversion of such Founder Shares upon the Closing) held by it, him or her will be subject to lock-up transfer restrictions until the one-year anniversary of the Closing, or earlier, if, subsequent to the Closing, (i) the last sale price of the Class A Common Stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the Closing or (ii) Spartan consummates a transaction which results in all of Spartan’s stockholders having the right to exchange their shares of Class A Common Stock and Class B Common Stock for cash, securities or other property; and
•20% of the Founder Shares (including any shares of Class A Common Stock issued in respect of the conversion of such Founder Shares upon the Closing) held by it, him or her will be subject to lock-up transfer restrictions until the six-month anniversary of the date of the Closing, or earlier, if, subsequent to the Closing, (i) the last sale price of the Class A Common Stock equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period ending at least 90 days after the Closing (ii) Spartan consummates a transaction which results in all of Spartan’s stockholders having the right to exchange their shares of Class A Common Stock and Class B Common Stock for cash, securities or other property.

Related Party Transactions Entered Into By Sunlight

In addition to the compensation arrangements, including employment, termination of employment, change in control and indemnification arrangements, discussed in Item 11 of this Annual Report on Form 10-K, the following is a description of each transaction since January 1, 2021, and each currently proposed transaction in which:
•Sunlight has been or is to be a participant;
•the amount involved exceeded or exceeds $120,000; and
•any of Sunlight’s directors, executive officers or holders of more than 5% of its capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Management Agreements

Sunlight was a party to that certain Management Agreement (the “FTV Management Agreement”), dated May 25, 2018, with FTV Management V, pursuant to which FTV Management V provided certain financial, managerial and operational advisory services to Sunlight. FTV Management V was an affiliate of FTV V, L.P., which was the sole owner of FTV Blocker, and an affiliate of FTV Blocker, which was a unit holder of Sunlight. Brad Bernstein is a member of the Sunlight Board and a Managing Partner of FTV Capital, an affiliate of each of FTV Management V, FTV V, L.P. and FTV Blocker. Michael Vostrizansky was a member of the board of directors of Sunlight LLC, is currently a Sunlight Board observer, and is a Principal of FTV Capital, an affiliate of each of FTV Management V, FTV V, L.P. and FTV Blocker. Pursuant to the terms of the FTV Management Agreement, Sunlight was obligated to pay to FTV Management V a quarterly fee equal to $50,000 on or before the start of each calendar quarter. Accordingly, Sunlight paid to FTV Management V approximately $100,000 for the fiscal years ended December 31, 2021. Sunlight’s and FTV Management V’s obligations under the FTV Management Agreement expired upon the Closing.

Sunlight was a party to the Management Agreement (the “Tiger Management Agreement”) dated September 11, 2015 with Tiger Infrastructure Partners Sunlight Feeder LP (“Tiger Feeder”), pursuant to which affiliates of Tiger Feeder provided certain financial, managerial and operational advisory services to Sunlight. Emil W. Henry, Jr. is a member of the Sunlight Board and the Chief Executive Officer of Tiger Infrastructure Partners LP (“Tiger Infrastructure”), an affiliate of Tiger Feeder and Tiger Blocker Holder. Marc Blair was a member of the board of directors of Sunlight LLC, is currently a Sunlight Board observer, and is a Managing Director of Tiger Infrastructure. Pursuant to the terms of the Tiger Management Agreement, Sunlight was obligated to pay a quarterly fee equal to $50,000 on or before the start of each calendar quarter. Accordingly, Sunlight paid to Tiger Infrastructure approximately $104,000 for the fiscal year ended December 31, 2021, plus de minimis business expense reimbursements related to such advisory services. Sunlight’s and Tiger Feeder’s obligations under the Tiger Management Agreement expired upon the Closing.

Barry Edinburg Advisory Services Agreement

On March 29, 2022, Barry Edinburg, the Company’s former Chief Financial Officer, announced his retirement from the Company, effective as of March 31, 2022. The Company and Barry Edinburg entered into an advisory services agreement, effective as of March 31, 2022, memorializing the terms of his transition (the “Advisory Services Agreement”). While employed with the Company as an advisor following his retirement, Mr. Edinburg performed certain advisory services and dedicated a certain amount of time to Sunlight as further described in the Advisory Services Agreement. The Advisory Services Agreement terminated in accordance with its terms after its six-month initial term and was not renewed by the parties.

In consideration for his services as an advisor to the Company, and in exchange for the execution of a full release of the Company of claims in connection with his departure executed at the end of the agreement term, Mr. Edinburg received continued monthly vesting and distribution through the term of the Advisory Services Agreement of Mr. Edinburg's share of the escrow established at the closing of the Company’s July 9, 2021 merger (the “Consideration”), for a total of 70,991 Class EX Units of Sunlight Financial LLC, 70,991 Class C Shares of the Company and $0.3 million.

Nora Dahlman Waiver and Release Agreement

The Company entered into a separation agreement with Nora Dahlman in connection with her resignation, effective July 31, 2022 (the “Separation Agreement”). Pursuant to the Separation Agreement, in consideration of Ms. Dahlman's release of claims in favor of the Company, the Company will provide Ms. Dahlman the following benefits: (i) $420,384.68 (equivalent to Ms. Dahlman's annual base salary as of the Delivery Date through December 31, 2023), less all applicable taxes and other withholdings, paid in substantially equal bi-weekly installments in accordance with the Company's standard payroll practices; (ii) $306,147.95 (equivalent to Ms. Dahlman’s present target annual bonus prorated for fiscal year 2022 through July 31, 2022 plus Ms. Dahlman's present target annual bonus for the full fiscal year 2023), less all applicable taxes and other withholdings, paid as a lump-sum payment on the six (6) month anniversary of Ms. Dahlman's termination; (iii) continued monthly vesting and distribution through May 31, 2023 of Ms. Dahlman’s share of the escrow established at the closing of the Company’s July 9, 2021 merger, totaling 71,791 Class EX Units of Sunlight Financial LLC, 71,791 Class C Shares of the Company and $0.3 million; and (iv) tax reimbursements to cover additional self-employment taxes incurred by Ms. Dahlman by reason of her membership interest in Sunlight Financial LLC through December 31, 2023. Additionally, the Company will pay the employer portion of Ms. Dahlman’s employee benefit program enrollment, other than Ms. Dahlman's applicable withholdings for premium amounts, until the earlier to occur of (i) December 31, 2023 or (2) the date Ms. Dahlman becomes eligible to enroll in the health, dental and/or vision plans of another employer.

Indemnification Agreements

In connection with the entry into the Business Combination Agreement, on January 23, 2021, Sunlight LLC, Spartan, SL Invest I Inc., SL Invest II LLC, SL Financial Investor I LLC, SL Financial Investor II LLC, SL Financial Holdings Inc., SL Financial LLC, FTV Blocker Holder, FTV Blocker and Tiger Blocker entered into an Indemnity Agreement, pursuant to which, from and after the Closing through the date that is thirty (30) days following the later of the (i) termination of the applicable statute of limitations period and (ii) the completion of any relevant tax proceedings, FTV Blocker Holder agreed to promptly indemnify, reimburse and defend in full and hold harmless Spartan, FTV Blocker and Tiger Blocker, their respective affiliates, successors and their respective officers, directors, employees and agents from and against any and all income taxes (net of any insurance proceeds recovered by such indemnified parties) imposed on or with respect to FTV Blocker (or its transferee) for any pre-Closing tax period by offsetting such obligations against any amounts otherwise due to FTV Blocker Holder (x) under the Tax Receivable Agreement (as defined below) or (y) any proceeds received from the transfer of the FTV Blocker Holders’ interest in the Tax Receivable Agreement.

Sunlight entered into a Tax Receivable Agreement with certain selling equity holders of Sunlight LLC that requires Sunlight to pay to such selling equity holders 85.0% of the tax savings that are realized primarily as a result of the increases in the tax basis in Sunlight LLC as a result of the sale and exchange of Sunlight LLC’s Class EX Units and Sunlight’s Class C shares for Sunlight’s Class A shares, as well as certain other tax benefits attributable to payments under the TRA. Sunlight retains the benefit of the remaining 15.0% of these tax savings.

In addition, Sunlight LLC has entered into indemnification agreements with certain of its officers and directors and purchased directors’ and officers’ liability insurance. These indemnification agreements and the Sunlight A&R LLC Agreement require Sunlight LLC to indemnify its directors and officers to the fullest extent permitted under Delaware law.
The Second A&R Charter contains provisions limiting the liability of directors, and our Bylaws provide that Sunlight will indemnify each of its directors to the fullest extent permitted under Delaware law. The Second A&R Charter and our Bylaws also provide the Sunlight Board with discretion to indemnify officers and employees when determined appropriate by the Sunlight Board.

Sunlight has also entered into indemnification agreements with each of its directors and executive officers and certain other key employees. The indemnification agreements provide that Sunlight will indemnify each of its directors, executive officers and such other key employees against any and all expenses incurred by that director, executive officer or other key employee because of his or her status as one of Sunlight’s directors, executive officers or other key employees, to the fullest extent permitted by Delaware law, the Second A&R Charter and our Bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, Sunlight will advance all expenses incurred by its directors, executive officers and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer or key employee.

As described in more detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, the Company and Cross River Bank entered into the Transactions on April 25, 2023. At that time, Cross River Bank became a related person of the Company as a result of the warrant issued by the Company to Cross River Bank to purchase approximately 12 million shares of Company Common Stock as part of the Transactions.

Independence of the Board of Directors

As required under the New York Stock Exchange (“NYSE”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, each member of the Board, other than those continuing from the Sunlight Financial LLC Board (Matthew Potere, Emil W. Henry, Jr. and Brad Bernstein) qualify as independent, as defined under the listing rules of the NYSE and applicable SEC rules. In addition, Sunlight is subject to the rules of the SEC and NYSE relating to the memberships, qualifications and operations of the Audit Committee, Compensation Committee and Nominating, Governance & ESG Committee. Each member of each committee of the Board qualifies as an independent director in accordance with the listing standards of the NYSE. Mr. Shea currently serves as lead independent director until the 2025 annual meeting of stockholders. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2021 and December 31, 2022, by WithumSmith+Brown, PC (“Withum”) and RSM US LLP (“RSM”).

	Fiscal Year Ended (In thousands)
	2021		2022
Audit Fees(1)	$1,202		$1,026
Audit-related Fees	—		—
Tax Fees(2)	7		—
All Other Fees	—		—
Total Fees	$1,209	$1,209	$1,026

(1)    “Audit Fees” consist of fees for the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements conducted by Withum and RSM.
(2)    “Tax Fees” consist of tax return preparation, international and domestic tax studies, consulting and planning conducted by Withum.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee may pre-approve audit and permissible non-audit and tax services provided to the Company by the independent auditors, except where pre-approval is not required because such non-audit services are de minimis under the rules of the SEC, in which case subsequent approval may be obtained. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Audit Committee at its scheduled meetings.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

4.4**
Warrant Purchase Agreement, dated April 25, 2023, between Sunlight Financial Holdings Inc. and CRB Group, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on May 1, 2023).

4.5**
Warrant issued by Sunlight Financial Holdings Inc. on April 25, 2023 and accepted and agreed to by CRB Group, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on May 1, 2023).

4.6*	Description of Securities.
10.1**†
Sunlight Financial Holdings Inc.’s 2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-259935), filed with the SEC on October 10, 2021).

10.2**†
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

10.16**
Amended and Restated Loan Sale Agreement, dated as of February 12, 2018, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.17**
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

10.29**
Eleventh Amendment to First Amended and Restated Loan Program Agreement, dated March 30, 2021, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-39739) filed with the SEC on March 29, 2022).

10.30**
Twelfth Amendment to First Amended and Restated Loan Program Agreement, dated June 14, 2021, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-39739) filed with the SEC on March 29, 2022).

10.31**
Thirteenth Amendment to First Amended and Restated Loan Program Agreement, dated August 3, 2021, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-39739) filed with the SEC on March 29, 2022).

10.32**
Fourteenth Amendment to First Amended and Restated Loan Program Agreement, dated September 3, 2021, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-39739) filed with the SEC on March 29, 2022).

10.33**
Fifteenth Amendment to the First Amended and Restated Loan Program Agreement, dated as of December 1, 2022, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 13, 2022).

10.34**
Ninth Amendment to the Home Improvement Loan Program Agreement, dated as of December 1, 2022, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 13, 2022).

10.35**
Omnibus Waiver of First Amended and Restated Loan Program Agreement, Amended and Restated Loan Sale Agreement, Home Improvement Loan Program Agreement, and Loan Sale Agreement, dated as of December 1, 2022, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on December 13, 2022).

10.36**
Commitment and Transaction Support Agreement, dated April 2, 2023, by and among Sunlight Financial Holdings Inc., Sunlight Financial LLC and Cross River Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on April 3, 2023).

10.37**
Second Amended and Restated Loan Program Agreement, dated April 25, 2023, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on May 1, 2023).

10.38**
Second Amended and Restated Loan Sale Agreement, dated April 25, 2023, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on May 1, 2023).

10.39**
Amended and Restated Home Improvement Loan Program Agreement, dated April 25, 2023, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on May 1, 2023).

10.40**
Amended and Restated Home Improvement Loan Sale Agreement, dated April 25, 2023, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on May 1, 2023).

10.41**
Loan and Security Agreement, dated April 25, 2023, by between Cross River Bank, Sunlight Financial LLC, as borrower, and SL Financial Holdings Inc., as guarantor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on May 1, 2023).

10.42**
Loan and Security Agreement, dated as of April 26, 2021, between Sunlight Financial LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.43**
First Amendment to Loan and Security Agreement, dated August 27, 2021, by and between Sunlight Financial LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-39739) filed with the SEC on March 29, 2022).

10.44**
Second Amendment to Loan and Security Agreement, dated November 19, 2021, by and between Sunlight Financial LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-39739) filed with the SEC on March 29, 2022).

10.45**
Third Amendment to Loan and Security Agreement, dated May 16, 2022, by and between Sunlight Financial LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39739) filed with the SEC on August 15, 2022).

10.46**
Fourth Amendment to Loan and Security Agreement, dated September 20, 2022, by and between Sunlight Financial LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39739) filed with the SEC on November 14, 2022).

10.47**†	Form of Employment Agreement (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).
10.48**†
Employment Agreement, effective as of July 9, 2021, by and between Sunlight Financial Holdings Inc. and Matthew Potere (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39739) filed with the SEC on November 15 ,2021).

10.49**†
Employment Agreement, effective as of July 9, 2021, by and between Sunlight Financial Holdings Inc. and Barry Edinburg (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39739) filed with the SEC on November 15, 2021).

10.50**†
Employment Agreement, effective as of July 9, 2021, by and between Sunlight Financial Holdings Inc. and Timothy Parsons (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39739) filed with the SEC on November 15 ,2021).

10.51**†
Employment Agreement, effective as of April 1, 2022, by and among Rodney Yoder, Sunlight Financial Holdings Inc. and Sunlight Financial LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on March 30, 2022).

10.52**†
Advisory Services Agreement, effective as of March 31, 2022, by and between Barry Edinburg and Sunlight Financial Holdings Inc. and each of its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on March 29, 2022).

10.53**
Form of Restrictive Covenants Agreement (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).

10.54**
Form of Indemnity Agreement for Sunlight Executives (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39739) filed with the SEC on November 15, 2021).

10.55**†	Form of Day 1 RSU Agreement (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Spartan’s Registration Statement on Form S-4 (File No. 333-254589) filed with the SEC on May 12, 2021).
10.56**†
Form of Restricted Stock Unit Award Agreement under the Sunlight Financial Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on March 29, 2022).

10.57**†	Form of Stand-Alone Long Term Cash Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on March 29, 2022).
10.58**†	Form of Director Notice of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on June 10, 2022).
10.59**†	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on June 10, 2022).
10.60**†
Director Fee Agreement, effective as of March 29, 2022, by and among Sunlight Financial Holdings Inc., Tiger Infrastructure Partners LP and Emil W. Henry, Jr. (incorporated by reference to Exhibit 10.48 to the Company’s post-effective amendment no. 2 to the registration statement on Form S-1 (File No. 001-39739) filed with the SEC on April 12, 2022).

10.61**†
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
101
The following materials from Sunlight Financial Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements.

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
May 4, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Potere
Matthew Potere	Chief Executive Officer and Director (Principal Executive Officer)	May 4, 2023
/s/ Rodney Yoder
Rodney Yoder	Chief Financial Officer (Principal Financial Officer)	May 4, 2023
/s/ William B. Miller
William B. Miller	Principal Accounting Officer (Principal Accounting Officer)	May 4, 2023
/s/ Brad Bernstein
Brad Bernstein	Director	May 4, 2023
/s/ Jeanette Gorgas
Jeanette Gorgas	Director	May 4, 2023
/s/ Emil W. Henry, Jr.
Emil W. Henry, Jr.	Chairman of the Board	May 4, 2023
/s/ Toan Huynh
Toan Huynh	Director	May 4, 2023
/s/ Jennifer D. Nordquist
Jennifer D. Nordquist	Director	May 4, 2023
/s/ Philip Ryan
Philip Ryan	Director	May 4, 2023
/s/ Kenneth Shea
Kenneth Shea	Director	May 4, 2023
/s/ Joshua Siegel
Joshua Siegel	Director	May 4, 2023