Form 10-Q
period 2023-03-31
Sunlight Financial Holdings Inc.
filed 2023-05-15
CIK 1821850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of May 8, 2023, 85,397,279 shares of Class A Common stock, $0.0001 par value, and 44,973,227 shares of Class C common stock, par value $0.0001 per share, were outstanding.

SUNLIGHT FINANCIAL HOLDINGS INC.
FORM 10-Q

ii

PART I
ITEM 1. FINANCIAL STATEMENTS
SUNLIGHT FINANCIAL HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$75,518	$47,515
Restricted cash	4,350	4,272
Advances (net of allowance for credit losses of $2,319 and $6,736)	18,030	45,393
Financing receivables (net of allowance for credit losses of $151 and $102)	3,269	3,532
Intangible assets, net	312,589	319,920
Property and equipment, net	1,383	1,489
Other assets	35,286	30,074
Total assets	$450,425	$452,195

Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses	$51,306	$20,674
Funding commitments	29,378	20,400
Debt	7,694	20,613
Deferred tax liabilities	688	688
Warrants, at fair value	931	4,297
Other liabilities	23,788	17,196
Total liabilities	113,785	83,868

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock; $0.0001 par value; 35,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock; $0.0001 par value; 420,000,000 shares authorized; 85,417,812 and 83,619,915 issued; and 85,401,353 and 82,307,760 outstanding as of March 31, 2023 and December 31, 2022, respectively	9	8
Class C common stock; $0.0001 par value; 65,000,000 shares authorized; 44,973,227 and 47,287,370 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	747,064	761,698
Accumulated deficit	(524,285)	(501,635)
Total capital	222,788	260,071
Treasury stock, at cost; 16,459 and 1,312,155 Class A shares as of March 31, 2023 and December 31, 2022, respectively	(17)	(15,307)
Total stockholders' equity	222,771	244,764
Noncontrolling interests in consolidated subsidiaries	113,869	123,563
Total equity	336,640	368,327
Total liabilities and stockholders' equity	$450,425	$452,195

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$20,465	$28,231
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	18,301	5,229
Compensation and benefits	14,146	13,125
Selling, general, and administrative	12,500	6,472
Property and technology	1,992	1,928
Depreciation and amortization	8,521	22,447
Provision for losses	2,169	638
	57,629	49,839
Operating loss	(37,164)	(21,608)
Other Income (Expense), Net
Interest income	5,972	84
Interest expense	(379)	(260)
Change in fair value of warrant liabilities	3,366	(4,884)
Change in fair value of contract derivatives, net	(156)	(227)
Realized gains on contract derivatives, net	123	1,909
Other realized losses, net	(128)	(197)
Other income (expense)	(6,426)	176
	2,372	(3,399)
Net Income (Loss) Before Income Taxes	(34,792)	(25,007)
Income tax benefit (expense)	(17)	2,401
Net Loss	(34,809)	(22,606)
Noncontrolling interests in loss of consolidated subsidiaries	11,862	8,632
Net Income (Loss) Attributable to Class A Shareholders	$(22,947)	$(13,974)

Loss Per Class A Share
Net loss per Class A share
Basic	$(0.27)	$(0.16)
Diluted	$(0.27)	$(0.16)
Weighted average number of Class A shares outstanding
Basic	85,123,344	84,798,918
Diluted	85,123,344	84,798,918

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares		Preferred Stock	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Class A	Class C		Class A	Class B	Class C
December 31, 2022	83,619,915	47,287,370	$—	$8	$—	$—	$761,698	$(501,635)	$(15,307)	$244,764	$123,563	$368,327
Equity-based compensation	800,498	—	—	—	—	—	1,524	—	—	1,524	1,139	2,663
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Class EX unit & Class C share exchange	997,399	(2,314,143)	—	1	—	—	(8,670)	—	15,291	6,622	(6,622)	—
Dilution	—		—	—	—	—	(7,488)	—	—	(7,488)	7,488	—
Cumulative ASC 326 adoption effect	—		—	—	—	—	—	297	—	297	163	460
Net loss	—		—	—	—	—	—	(22,947)	—	(22,947)	(11,862)	(34,809)
March 31, 2023	85,417,812	44,973,227	$—	$9	$—	$—	$747,064	$(524,285)	$(17)	$222,771	$113,869	$336,640

December 31, 2021	86,373,596	47,595,455	$—	$9	$—	$—	$764,366	$(186,022)	$(15,535)	$562,818	$316,145	$878,963
Equity-based compensation	—	—	—	—	—	—	1,783	—	—	1,783	1,092	2,875
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	—	—	(55)	(55)	—	(55)
Dilution	—	—	—	—	—	—	(394)	—	—	(394)	394	—
Distribution	—	—	—	—	—	—	—	—	—	—	(1,373)	(1,373)
Cumulative ASC 842 adoption effect	—	—	—	—	—	—	—	238	—	238	41	279
Net loss	—	—	—	—	—	—	—	(13,974)	—	(13,974)	(8,632)	(22,606)
March 31, 2022	86,373,596	47,595,455	$—	$9	$—	$—	$765,755	$(199,758)	$(15,590)	$550,416	$307,667	$858,083

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(34,809)	$(22,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,521	22,447
Provision for losses	2,169	638
Change in fair value of warrant liabilities	(3,366)	4,884
Change in fair value of contract derivatives, net	156	227
Other expense (income)	5,807	(176)
Share-based payment arrangements	3,555	3,860
Deferred income tax benefit	—	(2,401)
Increase (decrease) in operating capital:
Decrease (increase) in advances	27,862	(19,513)
Decrease (increase) in other assets	(666)	3,949
Increase (decrease) in accounts payable and accrued expenses	26,248	(6,052)
Increase (decrease) in funding commitments	8,978	(6,106)
Decrease in other liabilities	(494)	(281)
Net cash provided by (used in) operating activities	43,961	(21,130)

Cash Flows From Investing Activities
Return of investments in loan pool participation and loan principal repayments	237	307
Payments to acquire loans and participations in loan pools	(2,161)	(448)
Payments to acquire property and equipment	(1,025)	(645)
Net cash used in investing activities	(2,949)	(786)

Cash Flows From Financing Activities
Repayments of borrowings under line of credit	(12,919)	—
Payments for share-based payment tax withholding	(12)	(55)
Net cash used in financing activities	(12,931)	(55)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	28,081	(21,971)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	51,787	93,900

Cash, Cash Equivalents, and Restricted Cash, End of Period	$79,868	$71,929

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$373	$260

Noncash Investing and Financing Activities
Distributions declared, but not paid	$—	$1,373
Capital expenditures incurred but not yet paid	292	200
Deferred financing costs	366	—

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

Indirect Channel Loans — Sunlight arranges for other Loans (“Indirect Channel Loans”) to be originated by Cross River Bank, Sunlight’s issuing bank partner (“Bank Partner” or “CRB”). Sunlight has entered into program agreements with its Bank Partner that govern the terms and conditions with respect to originating and servicing the Indirect Channel Loans and Sunlight pays its Bank Partner a fee based on the principal balance of Loans originated by Sunlight’s Bank Partner. Sunlight’s Bank Partner funds these Loans by remitting funds to Sunlight, and Sunlight is thereafter responsible for making the appropriate payments to the relevant contractor. Sunlight arranges for the sale of certain Indirect Channel Loans, or participations therein, to third parties (“Indirect Channel Loan Purchasers”).

Liquidity and Going Concern — Sunlight has evaluated whether there are certain conditions and events, considered in the aggregate, that raised substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As more fully described in Note 5, Sunlight borrows under a revolving credit facility with Silicon Valley Bank (“SVB”) that was due to mature on April 26, 2023. Prior to the SVB receivership and entry into a new Secured Term Loan with the Bank Partner (Note 11), Sunlight was in negotiations with SVB to extend the maturity date and to address Sunlight’s noncompliance with certain terms of the revolving credit facility. Prior to the issuance of these financial statements, these negotiations and the ability of Sunlight to amend and extend (or to replace) this revolving credit facility were uncertain, which could have had a material impact on Sunlight’s liquidity, cash and ability to attract new capital if not resolved on a timely basis.

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

Sunlight believes that the aforementioned conditions, considered in the aggregate, raised substantial doubt about its ability to continue as a going concern; however, on April 2, 2023, Sunlight entered into a Commitment and Transaction Support Agreement (“Commitment & Transaction Support Agreement”) with Sunlight’s Bank Partner and effective April 25, 2023 consummated the transactions agreed to under the agreement including, among other things, amendments to the Bank Partner Agreements (“Amended Bank Partner Agreements”) and entry into a Secured Term Loan with the Bank Partner (the “Secured Term Loan”), after March 31, 2023 that Sunlight believes alleviates such conditions as the Secured Term Loan, among other things, replaces the revolving credit facility with SVB with increased borrowing amounts and was used to pay off the SVB facility and the Amended Bank Partner Agreements, increasing the total amount of Indirect Channel Loans that Sunlight’s Bank Partner may hold (Note 11).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements and related notes, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), include the accounts of Sunlight and its consolidated subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of Sunlight’s financial position, results of operations, and cash flows have been included and are of a normal and recurring nature. All intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared under GAAP may be condensed or omitted for interim financial reporting, and the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

These financial statements should be read in conjunction with Sunlight’s audited financial statements for the year ended December 31, 2022 and footnotes thereto included in Sunlight's annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 4, 2023. Capitalized terms used herein, and not otherwise defined, are defined in Sunlight's consolidated financial statements for the year ended December 31, 2022.

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

A wholly-owned subsidiary of Sunlight Financial Holdings Inc. is the managing member of Sunlight Financial LLC, in which existing unitholders hold a 34.4% and 35.9% noncontrolling interest, net of unvested Class EX Units (Note 6), at March 31, 2023 and December 31, 2022, respectively.

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

Risks and Uncertainties — In the normal course of business, Sunlight primarily encounters credit risk, which is the risk of default on Sunlight’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments, and interest rate risk, which impacts the value of Indirect Channel Loans for which Sunlight facilitates sales.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates of: pending loan originations and sales, which significantly impacts revenues; determinations of fair value, including goodwill, derivatives, and servicing rights; estimates regarding loan performance, which impacts impairments and allowances for loan losses; project installations, which impacts guarantee obligations; and the useful lives of intangible assets. Actual results may differ from those estimates.

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

Sunlight follows this hierarchy for its financial instruments, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes Sunlight’s financial instruments hierarchy at March 31, 2023:

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

Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of Sunlight’s Level 3 financial instruments. Sunlight’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that financial instrument. At March 31, 2023, Sunlight’s valuation process for Level 3 measurements, as described below, was conducted internally or by an independent valuation firm and reviewed by management.

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

Valuation of Servicing Liabilities — Sunlight assumes an obligation to service certain loans when originated. Sunlight evaluates compensation it receives to service these loans, if any, against the servicing costs a willing market participant would require to service loans with similar characteristics to service such loans. At March 31, 2023 and December 31, 2022, Sunlight determined that the compensation it receives for certain servicing agreements are less than the estimated market cost to service and recognized a liability reported within Other Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheet. Servicing liabilities are considered Level 2 financial instruments, as the primary components of the fair value are obtained from observable inputs based on market data, reasonably adjusted for assumptions that would be used by market participants to service our Bank Partner loans, for which market data is not available.

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

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$75,518	$47,515
Restricted cash and cash equivalents	4,350	4,272
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$79,868	$51,787

Financing Receivables — Sunlight records financing receivables for (a) advances that Sunlight remits to contractors to facilitate the installation of residential solar systems and the construction or installation of other home improvement projects and (b) loans and loan participations.

Advances — In certain circumstances, Sunlight will provide a contractually agreed upon percentage of cash to a contractor related to a Loan that has not yet been funded by either a Direct Channel Partner or its Bank Partner as well as amounts funded to contractors in anticipation of loan funding. Such advances are generally repaid upon the earlier of (a) a specified number of days from the date of the advance outlined within the respective contractor contract or (b) the substantial installation of the residential solar system or the construction or installation of other home improvement projects. In either case, Sunlight will net such amounts advanced from payments otherwise due to the related contractor. Sunlight carries advances at the amount advanced, net of allowances for losses and charge-offs. In the first quarter of 2023, Sunlight suspended its advance program and has significantly reduced outstanding advances.

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

Impairment — Sunlight holds financing receivables carried at amortized cost for which management evaluates credit quality indicators at least quarterly to establish allowance for credit losses for advances, loans, and loan participations that represent management's estimate of expected credit losses over the remaining expected life of those financial assets after considering contractual terms, expected prepayments, and cancellation features. The income statement effect of all changes in the allowance for credit losses is recognized in the provision for credit losses. Determining the appropriateness of the allowance for credit losses is complex and requires significant judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of credit exposures, considering the macroeconomic conditions, forecasts, and other factors then prevailing, may result in significant changes in the allowance for credit losses in future periods.

To the extent Sunlight’s credit exposures share risk characteristics with other similar exposures, such credit exposure is collectively assessed for impairment, which includes Sunlight’s loan and loan participations and certain advances. If an exposure does not share risk characteristics with other exposures, Sunlight generally estimates expected credit losses on an individual basis, considering expected repayment and conditions impacting that individual credit exposure, which primarily applies to advances to certain contractors. The assessment of risk characteristics is subject to significant management judgment. Emphasizing one characteristic over another or considering additional characteristics could affect the allowance. Refer to Note 3 for risk characteristics applicable to Sunlight’s financing receivables.

Estimating the timing and amounts of future cash flows is highly judgmental as these cash flow projections rely upon estimates such as loss severities, asset valuations, default rates, the amounts and timing of interest or principal payments (including any expected prepayments) or other factors that are reflective of current and expected market conditions. These estimates are, in turn, dependent on factors such as the duration of current overall economic conditions, industry, portfolio, or borrower-specific factors as well as, in certain circumstances, other economic factors. All of these estimates and assumptions require significant management judgment and certain assumptions are highly subjective. Actual losses, if any, could materially differ from these estimates.

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

Sunlight individually evaluates nonaccrual loans with contractual balances of $50,000 or more to establish specific allowances for such receivables, if required.

Advances — For advances made by Sunlight, management performs an evaluation of credit quality indicators using financial information obtained from its counterparties and third parties as well as historical experience. Such indicators may include the borrower’s financial wherewithal and recent operating performance as well as macroeconomic trends. Management rates the potential for advance receivables by reviewing the counterparty. The counterparty is rated by overall risk tier on a scale of “1” through “5,” from least to greatest risk, which management reviews and updates on at least an annual basis. Counterparties may be granted advance approval within any overall risk tier, however tier “5” advance approvals are approved on an exception basis. A subset category of the overall risk tier is the financial risk of the counterparty. As with the overall risk tier, counterparties may be granted advance approval within any financial risk tier; however financial risk tier “5” advance approvals are approved on an exception basis. As part of that approval, management will set an individual counterparty advance dollar limit, which cannot be exceeded prior to additional review and approval. The overall risk tiers are defined as follows:

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

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. Sunlight performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include, but are not limited to, significant adverse changes in customer demand or business climate and related competitive considerations. Sunlight first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If so, Sunlight performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized by the applicable reporting unit(s). If Sunlight determines that the implied fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Sunlight has one reporting unit and fully impaired any remaining carrying value of goodwill at December 31, 2022.

Intangible Assets, Net — Sunlight identified the following intangible assets, recorded at fair value at the Closing Date of the Business Combination, and carried at a value net of amortization over their estimated useful lives on a straight-line basis. Sunlight’s intangible assets are evaluated for impairment on at least a quarterly basis:

	Estimated Useful Life (in Years)			Carrying Value
Asset				March 31, 2023	December 31, 2022
Contractor relationships(a)	11.5			$350,000	$350,000
Trademarks/ trade names(b)	10.0			7,900	7,900
Developed technology(c)	3.0	—	5.0	12,247	11,163
				370,147	369,063
Accumulated amortization(d)(e)(f)				(57,558)	(49,143)
				$312,589	$319,920
a.Represents the value of existing contractor relationships of Sunlight estimated using a multi-period excess earnings methodology.
b.Represents the trade names that Sunlight originated or acquired and valued using a relief-from-royalty method.
c.Represents technology developed by Sunlight for the purpose of generating income for Sunlight, and valued using a replacement cost method.
d.Amounts include amortization expense of $0.4 million and $0.1 million related to capitalized internally developed software costs for the three months ended March 31, 2023 and 2022, respectively.
e.Includes amortization expense of $8.4 million and $22.3 million for the three months ended March 31, 2023 and 2022, respectively.
f.At March 31, 2023, the approximate aggregate annual amortization expense for definite-lived intangible assets, including capitalized internally developed software costs as a component of capitalized developed technology, are as follows:

	Developed Technology	Other Identified Intangible Assets	Total
April 1, through December 31, 2023	$2,175	$23,506	$25,681
2024	3,091	31,285	34,376
2025	2,496	31,199	33,695
2026	777	31,199	31,976
2027	—	31,199	31,199
Thereafter	—	155,662	155,662
	$8,539	$304,050	$312,589

Property and Equipment, Net — Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

	Estimated Useful Life (in Years)			Carrying Value
Asset Category				March 31, 2023	December 31, 2022
Furniture, fixtures, and equipment	5			$1,512	$1,512
Computer hardware	5			1,328	1,328
Computer software	1	—	3	278	338
				3,118	3,178
Accumulated amortization and depreciation(a)				(1,735)	(1,689)
				$1,383	$1,489
a.Includes depreciation expense of $0.1 million and $0.1 million the three months ended March 31, 2023 and 2022, respectively.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with its Bank Partner, Direct Channel Partners, and contractors, each of Sunlight’s Direct Channel Partners and its Bank Partner periodically remits to Sunlight the cash related to loans the funding source has originated. Sunlight has committed to funding such amounts, less any amounts Sunlight is entitled to retain, to the relevant contractor when certain milestones relating to the installation of residential solar systems or the construction of installation of other home improvement projects underlying the consumer receivable have been reached. Sunlight presents any amounts that Sunlight retains in anticipation of a contractor completing an installation milestone as “Funding Commitments” on the accompanying Unaudited Condensed Consolidated Balance Sheets, which totaled $29.4 million and $20.4 million at March 31, 2023 and December 31, 2022, respectively.

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

Distributions Payable — Sunlight Financial LLC accrues estimated tax payments to holders of its members’ equity when earned in accordance with Sunlight Financial LLC’s organizational agreements. On March 31, 2022, Sunlight accrued $1.4 million, or $0.03 per Class EX Unit, to its noncontrolling interests. Ratable estimated tax payments from Sunlight Financial LLC to members consolidated by Sunlight are eliminated in consolidation. As of March 31, 2023, Sunlight Financial LLC did not generate taxable income during the year ended March 31, 2023 and expects to use tax distributions already declared during the current tax year to offset future estimated tax liability distributions, if any.

Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities — At March 31, 2023 and December 31, 2022, (a) other assets included Sunlight’s contract derivatives, right-of-use assets arising from operating leases, prepaid expenses, accounts receivable, deferred financing costs, and interest receivable, and (b) accounts payable, accrued expenses, and other liabilities included Sunlight’s guarantee liability, lease liabilities, servicing liabilities, accrued compensation, and other payables.

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

	For the Three Months Ended March 31,
	2023	2022
Platform fees, net(a)	$17,909	$26,154
Other revenues(b)	2,556	2,077
	$20,465	$28,231
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

The contracts under which Sunlight (a) arranges Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems until December 2022 and (b) earns income from the prepayment of certain Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems sold to an Indirect Channel Loan Purchaser are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight records realized gains on the derivatives within “Realized Gains on Contract Derivative, Net” in the accompanying Unaudited Condensed Consolidated Statements of Operations. Sunlight realized gains (losses) of $0.1 million, and $1.9 million, for the three months ended March 31, 2023 and 2022, respectively (Note 4). Sunlight recognized platform fee revenue for its facilitation of Direct Channel Loans for the purchase and installation of home improvements other than residential solar energy systems of $1.6 million and $0.5 million, for the three ended March 31, 2023 and 2022, respectively.

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

In accordance with the operating agreement of Sunlight Financial LLC, to the extent possible without impairing its ability to continue to conduct its business and activities, and in order to permit its member to pay taxes on the taxable income allocated to those members, Sunlight Financial LLC is required to make distributions to the member in the amount equal to the estimated tax liability of the member computed as if the member paid income tax at the highest marginal federal and state rate applicable to a corporate entity or individual resident in New York, New York to the extent Sunlight’s operations generate taxable income allocable to the applicable member. Sunlight Financial LLC did not declare any distributions during the three months ended March 31, 2023, and declared $1.4 million of distributions during the three months ended March 31, 2022. As of March 31, 2023, Sunlight Financial LLC does not expect to generate taxable income during the current tax year and expects to use unpaid tax distributions already declared to offset future estimated tax liability distributions, if any. Consequently, Sunlight Financial LLC did not declare any further distributions through March 31, 2023.

Recent Accounting Pronouncements Issued, But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standard Updates (“ASUs”) that may materially impact Sunlight’s financial position and results of operations, or may impact the preparation of, but not materially affect, Sunlight’s consolidated financial statements.

As an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, Sunlight is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Unless otherwise stated, Sunlight elected to adopt recent accounting pronouncements using the extended transition period applicable to private companies.

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

Recently Adopted Accounting Pronouncements

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

Sunlight adopted ASU No. 2016-13, as amended, as of January 1, 2023. Sunlight’s cumulative adjustment of $0.5 million to the opening balance of retained earnings was not material and adoption of the standard did not have a material effect on the statements of operations or statements of cash flows. See Note 3 for additional information regarding Sunlight’s application of this accounting standard.

ASU No. 2022-02 Financial Instruments — Credit Losses (Topic 326) — Troubled Debt Restructuring and Vintage Disclosures — The FASB issued final guidance amending Topic 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted Topic 326 and requiring them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures.

Sunlight adopted ASU No. 2022-02 as of January 1, 2023, and included the additional disclosures as prescribed by this ASU in Note 3.

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

	Advances(a)	Loans and Loan Participations(b)	Total
March 31, 2023
Amounts outstanding	$20,349	$3,707	$24,056
Unamortized discount	—	(287)	(287)
Allowance for credit losses	(2,319)	(151)	(2,470)
Carrying value	$18,030	$3,269	$21,299
December 31, 2022
Amounts outstanding	$52,129	$3,944	$56,073
Unamortized discount	—	(310)	(310)
Allowance for credit losses	(6,736)	(102)	(6,838)
Carrying value	$45,393	$3,532	$48,925
a.Represents advance payments made by Sunlight to certain contractors, generally on a short-term basis, in anticipation of a project’s substantial completion, including advances of $1.5 million and $1.5 million, net of allowances of $0.1 million and $0.1 million, to Sunlight contractors not associated with specific installation projects at March 31, 2023 and December 31, 2022, respectively.
b.Represents (i) Sunlight’s 5.0% participation interest in a pool of residential solar loans with an aggregate UPB of $3.4 million and $3.6 million at March 31, 2023 and December 31, 2022, respectively, and (ii) Indirect Channel Loans purchased by Sunlight with an aggregate UPB of $0.3 million and $0.3 million at March 31, 2023 and December 31, 2022, respectively. No loans or loan participations were individually evaluated for impairment at March 31, 2023 or December 31, 2022.

	For the Three Months Ended March 31,
	2023	2022
Allowance for Credit Losses — Advances
Beginning Balance	$6,736	$238
Provision for credit losses(a)	(499)	267
Realized losses(b)	(3,918)	—
Ending Balance	$2,319	$505

Allowance for Credit Losses — Loans and Loan Participations
Beginning Balance	$102	$148
Provision for credit losses	2,209	371
Realized losses	(2,160)	(446)
Ending Balance	$151	$73

Changes in Carrying Value — Loans and Loan Participations
Beginning Balance	$3,532	$4,313
Purchases, net(c)	2,161	448
Proceeds from principal repayments, net	(237)	(307)
Accretion of loan discount	22	43
Provision for credit losses	(2,209)	(371)
Ending Balance	$3,269	$4,126
a.Includes an adjustment of $0.5 million to provision for credit losses during the three months ended March 31, 2023 upon adoption of ASC 326.
b.Sunlight charged-off advances totaling $3.9 million for the three months ended March 31, 2023, mostly attributable to one of Sunlight’s contractors.
c.During the three months ended March 31, 2023 and 2022, Sunlight purchased 80 and 24 Indirect Channel Loans with an aggregate UPB of $2.5 million and $0.5 million, respectively.

Advances — The following section presents certain characteristics of Sunlight’s advances.

Risk Ratings — As further described in Note 2, management evaluates Sunlight’s advances for impairment using risk ratings assigned on a scale of “1” (low risk) through “5” (higher risk). The following table allocates the advance amount outstanding based on Sunlight’s internal risk ratings:

		Total
Risk Tier(a)		Contractors	Amount Outstanding	% of Amount Outstanding
March 31, 2023
1	Low risk	77	$5,833	28.7%
2	Low-to-medium risk	101	8,962	44.0
3	Medium risk	43	1,282	6.3
4	Medium-to-high risk	24	4,072	20.0
5	Higher risk	8	200	1.0
		253	$20,349	100.0%
December 31, 2022
1	Low risk	130	$14,585	28.0%
2	Low-to-medium risk	152	23,686	45.4
3	Medium risk	70	3,868	7.4
4	Medium-to-high risk	28	9,793	18.8
5	Higher risk	8	197	0.4
		388	$52,129	100.0%
a.At March 31, 2023 and December 31, 2022, the average risk rating of Sunlight’s advances was 2.2 (“low-to-medium risk”) and 2.2 (“low-to-medium risk”), weighted by total advance amounts outstanding, respectively.

Delinquencies — The following table presents the payment status of advances held by Sunlight:

Payment Delinquency	Amount Outstanding(a)	% of Amount Outstanding
March 31, 2023
Current	$8,933	47.4%
Less than 30 days	912	4.8
30 days	1,163	6.2
60 days	1,336	7.1
90+ days(b)	6,505	34.5
	$18,849	100.0%
December 31, 2022
Current	$27,257	53.8%
Less than 30 days	7,456	14.7
30 days	5,197	10.3
60 days	3,099	6.1
90+ days(b)	7,620	15.1
	$50,629	100.0%
a.Excludes advances of $1.5 million and $1.5 million to Sunlight contractors not associated with specific installation projects and was not delinquent at March 31, 2023 and December 31, 2022, respectively.
b.As further discussed in Note 2, Sunlight generally evaluates amounts delinquent for 90 days or more for impairment. Sunlight assessed advances 90 days or more, along with other factors that included the contractor’s risk tier and historical loss experience, and established loss allowances of $2.0 million and $2.0 million at March 31, 2023 and December 31, 2022, respectively.

Concentrations — The following table presents the concentration of advances, by counterparty:

	March 31, 2023		December 31, 2022
Contractor	Amount Outstanding	% of Total	Amount Outstanding	% of Total
1	$3,412	16.8%	$4,326	8.3%
2	2,804	13.8	7,348	14.1
3	2,054	10.1	4,098	7.9
4	565	2.8	554	1.1
5	504	2.5	1,004	1.9
6	504	2.5	2,711	5.2
7	372	1.8	992	1.9
8	271	1.3	83	0.2
9	253	1.2	416	0.8
10	243	1.2	511	1.0
Other(a)	9,367	46.0	30,086	57.6
	$20,349	100.0%	$52,129	100.0%
a.At March 31, 2023 and December 31, 2022, Sunlight recorded advances receivable from 243 and 378 counterparties not individually listed in the table above with average balances of $0.0 million and $0.1 million, respectively. At December 31, 2022, Sunlight recorded advances receivable from individual counterparties of $3.9 million, $1.4 million, $0.9 million and $0.8 million that represent the largest advance concentrations included in “Other,” based on the amount outstanding.

Vintage — The following table presents the amortized cost basis by year of origination and credit quality indicators of advances held by Sunlight at March 31, 2023:

		Year of Origination(a)
		2023	2022	2021	Prior	Total
Risk Tier
1	Low risk	$4,028	$1,279	$26	$—	$5,333
2	Low-to-medium risk	6,985	1,935	42	—	8,962
3	Medium risk	775	507	—	—	1,282
4	Medium-to-high risk	74	2,775	77	146	3,072
5	Higher risk	19	181	—	—	200
		$11,881	$6,677	$145	$146	$18,849
Payment Delinquency
Current		$8,933	$—	$—	$—	$8,933
Less than 30 days		847	65	—	—	912
30 days		1,011	152	—	—	1,163
60 days		1,090	247	—	—	1,337
90+ days(b)		—	6,213	145	146	6,504
		$11,881	$6,677	$145	$146	$18,849

Current-period gross write-offs(c)		$373	$3,890	$—	$182	$4,445
a.Excludes advances of $1.5 million and $1.5 million to Sunlight contractors not associated with specific installation projects and was not delinquent at March 31, 2023 and December 31, 2022, respectively.
b.As discussed in Note 2, Sunlight generally evaluates amounts 90 days or more past due for impairment. Sunlight assessed advances 90 days or more past due, along with other factors that included the contractor’s risk tier and historical loss experience, and established loss allowances of $2.0 million and $2.0 million at March 31, 2023 and December 31, 2022, respectively.
c.Excludes $0.5 million of recoveries during the three months ended March 31, 2023.

Loans and Loan Participations — The following section presents certain characteristics of Sunlight’s investments in loans and loan participations. Unless otherwise indicated, loan participation amounts are shown at Sunlight’s 5.0% interest in the underlying loan pool.

Delinquencies — The following table presents the payment status of loans and loan participations held by Sunlight:

Payment Delinquency(a)	Loan Participations		Bank Partner Loans		Total
	Loans	UPB	Loans	UPB	Loans	UPB	% of UPB
March 31, 2023
Current	3,226	$3,320	15	$238	3,241	$3,558	96.0%
Less than 30 days	73	82	1	32	74	114	3.1
30 days	18	19	—	—	18	19	0.5
60 days	4	6	—	—	4	6	0.2
90+ days	6	10	—	—	6	10	0.2
	3,327	$3,437	16	$270	3,343	$3,707	100.0%
December 31, 2022
Current	3,302	$3,502	14	$240	3,316	$3,742	94.9%
Less than 30 days	89	101	3	69	92	170	4.3
30 days	15	17	—	—	15	17	0.4
60 days	6	9	—	—	6	9	0.2
90+ days	6	6	—	—	6	6	0.2
	3,418	$3,635	17	$309	3,435	$3,944	100.0%
a.As further described in Note 2, Sunlight places loans delinquent greater than 90 days on nonaccrual status. Such loans had carrying values of $0.0 million and $0.0 million at March 31, 2023 and December 31, 2022, respectively. Sunlight does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material.

Loan Collateral Concentrations — The following table presents the UPB of Balance Sheet Loans, including Sunlight’s relevant participation percentage of the Indirect Channel Loans underlying the participation interests held by Sunlight, based upon the state in which the borrower lived at the time of loan origination:

	March 31, 2023		December 31, 2022
State	UPB	% of Total	UPB	% of Total
Texas	$696	18.8%	$732	18.6%
California	662	17.9	698	17.7
Florida	315	8.5	371	9.4
New York	255	6.9	269	6.8
New Jersey	245	6.6	256	6.5
Arizona	172	4.6	178	4.5
Massachusetts	170	4.6	174	4.4
Pennsylvania	147	4.0	159	4.0
South Carolina	130	3.5	137	3.5
Missouri	105	2.8	111	2.8
Other(a)	810	21.8	859	21.8
	$3,707	100.0%	$3,944	100.0%
a.Sunlight only participates in residential solar loans originated within the United States, including 31 and 31 states not individually listed in the table above, none of which individually amount to more than 2.7% and 2.6% of the UPB at March 31, 2023 and December 31, 2022, respectively.

Vintage — The following table presents the amortized cost basis by year of origination and credit quality indicators of Loans and Loan Participations held by Sunlight at March 31, 2023:

	Year of Origination
	2023	2022	2021	Prior	Total
FICO
780 and greater	$—	$—	$14	$899	$913
720-779	—	—	3	1,293	1,296
660-719(a)	—	—	6	1,133	1,139
600-659	—	—	—	72	72
Less than 600	—	—	—	—	—
	$—	$—	$23	$3,397	$3,420

Current-period gross write-offs(b)	$—	$1,883	$224	$53	$2,160
a.This bucket includes all Bank Partner Loans (originated prior to 2021).
b.Includes gross write-offs of $0.0 million related to Sunlight’s 5.0% participation interest in a pool of residential solar loans and $2.1 million related to Indirect Channel Loans during the three months ended March 31, 2023.

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

Sunlight’s contract derivatives are recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	March 31, 2023	December 31, 2022
Contract derivative 2	Other assets	$293	$449

The following table summarizes notional amounts related to derivatives:

	March 31, 2023	December 31, 2022
Contract derivative 2(a)	25,202	38,805
a.Represents the unpaid principal balance of the Loans at time of sale to the Indirect Channel Loan Purchaser for which Sunlight is entitled to income in the event of prepayment of the Indirect Channel Loans.

The following table summarizes all income (loss) recorded in relation to derivatives:

	For the Three Months Ended March 31,
	2023	2022
Change in fair value of contract derivatives, net
Contract derivative 1	$—	$(421)
Contract derivative 2	(156)	194
	$(156)	$(227)
Realized gains (losses) on contract derivatives, net
Contract derivative 1	$—	$1,831
Contract derivative 2	123	78
	$123	$1,909

Note 5. Debt Obligations

Debt consists of the following:

	March 31, 2023							December 31, 2022
	Month Issued	Outstanding Face Amount	Carrying Value	Maximum Facility Size	Final Stated Maturity	Weighted Average		Carrying Value(a)
						Funding Cost	Life (Years)
Revolving credit facility(a)	Apr 2021	$7,694	$7,694	$30,000	Apr 2023	9.9%	0.1	$20,613
a.In March 2016, Sunlight entered into a Loan and Security Agreement with a lender (“Prior Lender”). In May 2019, Sunlight and Prior Lender amended and restated the agreement to provide Sunlight a $15.0 million revolving credit facility (“Prior Facility”). In April 2021, Sunlight paid the Prior Facility in full using proceeds from a Loan and Security Agreement into which Sunlight entered with Silicon Valley Bank (“SVB”) and replaced the associated standby letter of credit. Borrowings under the current revolving credit facility, secured by the net assets of Sunlight Financial LLC, bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. The facility includes unused facility costs, and amounts borrowed under this facility are nonrecourse to Sunlight Financial Holdings Inc.

Sunlight’s debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by a failure to maintain minimum liquidity and earnings as well as maintaining capacity to fund Loans.

Activities — Activities related to the carrying value of Sunlight’s debt obligations were as follows:

	For the Three Months Ended March 31,
	2023	2022
Beginning Balance	$20,613	$20,613
Borrowings	—	—
Repayments	(12,919)	—
Amortization of deferred financing costs	—	—
Ending Balance	$7,694	$20,613

Maturities — At March 31, 2023, all of Sunlight’s debt obligations contractually mature in 2023.

Covenants — Sunlight is required to maintain minimum liquidity, EBITDA, and available takeout commitment levels on a quarterly basis under the Loan and Security Agreement. As a result of the platform fee losses in the fourth quarter of 2022, Sunlight did not meet the EBITDA requirement at March 31, 2023. Additionally, without the benefit of the Commitment & Transaction Support Agreement, breaches of other significant agreements, including the Bank Partner Agreements, could also potentially trigger a cross default under the Loan and Security Agreement. Due to this financial covenant breach, SVB was contractually entitled to request for immediate repayment of the outstanding debt obligation (Note 11).

As of March 31, 2023, Sunlight’s financial covenants and calculated amounts were as follows (in millions):

	March 31, 2023
Covenant	Minimum	Amount
EBITDA Covenant(a)	$5	$(37)
Liquidity(b)	10	76
Available takeout commitment(c)	200	626
a.EBITDA Covenant for the six-month period ended each quarter of at least $5.0 million.
b.Unrestricted cash equal to, or greater than, the greater of (i) 35% of amounts borrowed under the revolving credit facility and (ii) $10.0 million.
c.Aggregate Direct Channel Partners' and Bank Partner's unused committed obligation to purchase and hold Loans of at least $200.0 million.

Note 6. Equity and Earnings per Share

The registration statement for the Company’s initial public offering (“IPO”) was declared effective on November 24, 2020. On November 30, 2020, the Company consummated its IPO of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ exercise in full of its over-allotment option (“IPO Units”). Each IPO Unit consisted of one share of the Company’s Class A common stock and one-half of one warrant (“Public Warrant”). Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) of 9,900,000 warrants (“Private Placement Warrants”).

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

Class A Common Stock — The Company is authorized to issue 420,000,000 shares of Class A common stock with a par value of $0.0001 per share (“Class A Share”). There were 85,401,353 and 82,307,760 shares of Class A common stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share (“Class B Share” or “Founder Share”). There were no shares of Class B common stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively.

Class C Common Stock — The Company is authorized to issue 65,000,000 shares of Class C common stock with a par value of $0.0001 per share (“Class C Common Stock”). There were 44,973,227 and 47,287,370 shares of Class C Common Stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively. Each Class C share, along with one Class EX Unit, can be exchanged for one Class A Share, subject to certain limitations. Upon exchange, Sunlight redeems and cancels the Class C Common Stock and Sunlight Financial LLC redeems and cancels the Class EX Unit. Class C shares have no dividend or liquidation rights, but do have voting rights on a pari passu basis with the Class A Shares. In October 2022, holders of 308,085 Class EX units of Sunlight Financial LLC exchanged their Class EX units, along with a corresponding number of Class C shares of the Company, for 308,085 Class A shares of the Company at $1.25 per Class A share. In January 2023, holders of 2,314,143 Class EX units of Sunlight Financial LLC exchanged their Class EX units, along with a corresponding number of Class C shares of the Company, for 2,305,426 Class A shares of the Company at $1.29 per Class A share. The Company issued 997,399 Class A shares, net of applicable tax withholding, and delivered 1,308,027 Class A shares held in treasury in connection with this exchange.

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

Warrants — At March 31, 2023, Sunlight has authorized Class A Shares to cover the exercise of the following outstanding warrants on its equity:

Type	Date of Issuance	Exercise Price per Share	Shares
Public Warrants	Nov-20	$11.50	17,250,000
Private Placement Warrants	Nov-20	11.50	9,900,000
Other	Feb-21	7.72	627,780

Refer to Notes 2 and 7 regarding the accounting treatment for warrants and the valuation thereof, respectively, as well as Note 11 for warrants issued after March 31, 2023.

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

The Sunlight Financial LLC portion of noncontrolling interests is computed as follows:

	For the Three Months Ended March 31,
	2023	2022
Sunlight Financial LLC net income (loss) before income taxes	$(34,512)	$(24,617)
Sunlight Financial LLC as a percent of total(a)	34.6%	35.1%
Sunlight Financial LLC net income (loss) attributable to the Class EX unitholders	$(11,862)	$(8,632)
a.Represents the weighted average percentage of total Sunlight shareholders' net income (loss) in Sunlight Financial LLC attributable to the Class EX unitholders.

The following discloses the effects of changes in Sunlight's ownership interest in Sunlight Financial LLC on Sunlight's equity:

	For the Three Months Ended March 31,
	2023	2022
Transfers (to) from noncontrolling interests:
Decrease in Sunlight's shareholders' equity for the delivery of Class EX Units	$(7,488)	$(394)
Increase in Sunlight's shareholders' equity for the exchange of Class EX Units for Class A Shares	6,622	—
Dilution impact of equity transactions	(866)	(394)
Net income (loss) attributable to Class A shareholders	(22,947)	(13,974)
Change from transfers (to) from noncontrolling interests and from net income (loss) attributable to Class A shareholders	$(23,813)	$(14,368)

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

Sunlight has granted the following outstanding awards (“Compensation Awards”) to certain employees and members of Sunlight’s Board at March 31, 2023:

	Service (in Years)(b)
Award Class(a)	Minimum	Maximum	Awards(c)
Provisionally-Vested Class A Shares	1.9	3.6	112,360
Provisionally-Vested Class EX Units	1.9	1.9	52,114
Director RSUs	1.0	1.0	171,624
Employee RSUs	3.0	4.0	4,188,747
			4,524,845
a.All awards subject solely to time-based vesting.
b.At time of grant.
c.Net of fully vested and forfeited awards.

Compensation Unit Activities — Activities related to Sunlight’s equity-based compensation were as follows:

	Provisionally-Vested				RSUs
	Class A Shares		Class EX Units		Directors		Employees
	Per Share	Shares	Per Unit	Units	Per Unit	Units	Per Unit	Units
December 31, 2021	$9.46	337,193	$9.46	974,447	$9.46	75,000	$8.97	2,136,129
Issued	—	—	5.04	70,991	—	—	—	—
Vested	9.46	(38,547)	9.46	(171,959)	—	—	—	—
Forfeited or Cancelled	9.46	(30,915)	9.46	(162,929)	—	—	9.22	(343,261)
March 31, 2022	9.46	267,731	9.02	710,550	9.46	75,000	8.92	1,792,868

December 31, 2022	$9.46	145,970	$9.46	189,158	$4.37	171,624	$3.97	5,703,195
Vested	9.46	(33,610)	9.46	(137,044)	—	—	1.55	(1,058,653)
Forfeited or Cancelled	—	—	—	—	—	—	3.82	(455,795)
March 31, 2023	9.46	112,360	9.46	52,114	4.37	171,624	4.38	4,188,747

Unrecognized Compensation Expense — At March 31, 2023, Sunlight has not yet recognized compensation expense for the following awards, all of which are subject solely to time-based service vesting conditions:

Type	Weighted Average Recognition Period	Awards	Amount
Provisionally-Vested Class A Shares	0.7 years	112,360	$1,063
Provisionally-Vested Class EX Units	0.1 years	52,114	493
Director RSUs	0.1 years	171,624	126
Employee RSUs	1.3 years	4,188,747	11,909
		4,524,845	$13,591

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

The following table summarizes the basic and diluted earnings per share calculations:

	For the Three Months Ended March 31,
	2023	2022
Net Income (Loss) Per Class A Shareholders, Basic
Net income (loss) available to Class A shareholders	$(22,837)	$(13,756)
Total weighted average shares outstanding	85,123,344	84,798,918
Net Income (Loss) Per Class A Shareholders, Basic	$(0.27)	$(0.16)

Net Income (Loss) Per Class A Shareholders, Diluted
Net income (loss) available to Class A shareholders	$(22,837)	$(13,756)
Total weighted average shares outstanding	85,123,344	84,798,918
Net Income (Loss) Per Class A Shareholders, Diluted	$(0.27)	$(0.16)

Net income (loss) available to Class A shareholders
Net Loss	$(34,809)	$(22,606)
Noncontrolling interests in loss of consolidated subsidiaries	11,862	8,632
Other weighting adjustments	110	218
Net Income (Loss) Attributable to Class A Shareholders	(22,837)	$(13,756)
Noncontrolling interests in income (loss) of Sunlight Financial LLC, net of assumed corporate income taxes at enacted rates, attributable to Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	—	—
Net income (loss) available to Class A shareholders, diluted	$(22,837)	$(13,756)

Weighted Average Units Outstanding
Class A shares outstanding	85,123,344	84,798,918
Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	—	—
Incremental Class A Shares attributable to dilutive effect of warrants(b)	—	—
Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(c)	—	—
Total weighted average shares outstanding, diluted	85,123,344	84,798,918
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
b.Sunlight uses the treasury stock method to determine the dilutive effect, if any, of warrants exercisable in Sunlight’s Class A Shares. Such warrants were out-of-the-money during the three months ended March 31, 2023 and 2022, respectively.
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

The following table summarizes the weighted-average potential common shares excluded from diluted income (loss) per common share as their effect would be anti-dilutive:

	For the Three Months Ended March 31,
Common Shares From	2023	2022
Class EX Units	44,657,275	46,628,474
Warrants(a)	27,150,000	27,150,000
Other warrants	627,780	627,780
Unvested Class EX Units	315,952	966,981
RSUs(b)	5,212,382	1,904,217
ESPP(c)	—	4,355
	77,963,389	77,281,807
a.Includes Public Warrants and Private Placement Warrants.
b.Includes RSUs awards to directors and employees.
c.Class A Shares deliverable to employees in satisfaction of subscriptions under Sunlight’s ESPP.

There were no dividends declared for Sunlight’s Class A common stock during the three months ended March 31, 2023 and 2022, respectively.

Note 7. Fair Value Measurement

The carrying values and fair values of Sunlight’s assets or liabilities recorded at fair value on a recurring or non-recurring basis, as well as other financial instruments for which fair value is disclosed, at March 31, 2023 and December 31, 2022 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
March 31, 2023
Assets:
Financing Receivables:
Loan participations, held-for-investment	$3,437	$3,028	$—	$—	$2,960	$2,960
Loans, held-for-investment	270	241	—	—	220	220
Cash and cash equivalents	75,518	75,518	75,518	—	—	75,518
Restricted cash	4,350	4,350	4,350	—	—	4,350
Contract derivatives	25,202	293	—	—	293	293

Liabilities:
Debt	7,694	7,694	—	—	7,694	7,694
Warrants	312,225	931	—	—	931	931
Guarantee obligation	n.a.	15,128	—	—	15,128	15,128
Servicing liability	n.a.	1,010	—	1,010	—	1,010

December 31, 2022
Assets:
Financing Receivables:
Loan participations, held-for-investment	3,635	3,254	—	—	3,110	3,110
Loans, held-for-investment	309	278	—	—	260	260
Cash and cash equivalents	47,515	47,515	47,515	—	—	47,515
Restricted cash	4,272	4,272	4,272	—	—	4,272
Contract derivatives	38,805	449	—	—	449	449

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	4,297	—	—	4,297	4,297
Guarantee obligation	n.a.	8,024	—	—	8,024	8,024
Servicing liability	n.a.	512	—	512	—	512

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

Sunlight’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Assets	Liabilities
	Contract Derivatives	Warrants
December 31, 2022	$449	$4,297
Transfers(a)
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	(3,366)
Included in change in fair value of contract derivatives, net	(156)	—
Included in realized gains on contract derivatives, net	123	—
Payments, net	(123)	—
March 31, 2023	$293	$931

December 31, 2021	$1,411	$19,007
Transfers(a)
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	4,884
Included in change in fair value of contract derivatives, net	(227)	—
Included in realized gains on contract derivatives, net	1,909	—
Payments, net	(1,909)	—
March 31, 2022	$1,184	$23,891
a.Transfers are assumed to occur at the beginning of the respective period.
b.Increases in the fair value of liabilities represent losses included in net income.

Contract Derivative Valuation — Fair value estimates of Sunlight's contract derivatives are based on an internal pricing model that uses a discounted cash flow valuation technique, incorporates significant unobservable inputs, and includes assumptions that are inherently subjective and imprecise. Significant inputs used in the valuation of Sunlight’s contract derivatives include:

Contract Derivative	Significant Inputs
2	Inputs include expected prepayment rate of applicable Indirect Channel Loans sold to the Indirect Channel Loan Purchaser. Significant increases (decreases) in the expected prepayment rate in isolation would result in a significantly higher (lower) fair value measurement.

The following significant assumptions were used to value Sunlight’s contract derivative:

	March 31, 2023	December 31, 2022
Contract Derivative 2
Expected prepayment rate	75.0%	75.0%

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

Assumption	March 31, 2023
Class A common share value per share(a)	$0.31
Implied volatility(a)	113.2%
Dividend yield(b)	—%
Time to expiry (in years)(a)	3.3
Risk free rate(a)	3.8%
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

Note 8. Taxes

Sunlight calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The income tax benefit was $0.0 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively. Sunlight’s effective tax rate was 0.0% and 9.6% for the three months ended March 31, 2023 and 2022, respectively. The difference between Sunlight’s statutory and effective tax rate is primarily due to the permanent adjustments for noncontrolling interest in subsidiaries of $7.0 million and changes in valuation allowance of $6.1 million.

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

As of March 31, 2023 and December 31, 2022, Sunlight had net deferred tax liabilities of $0.7 million and $0.7 million, comprised of $20.1 million and $14.0 million gross deferred tax assets, less valuation allowances of $16.5 million and $10.4 million, and $4.3 million and $4.3 million of gross deferred tax liability, respectively.

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

Estimated Tax Distributions — Sunlight Financial LLC distributes cash to its unitholders using allocations of estimated taxable income it expects to generate. As Sunlight revises its estimate of taxable income or loss, the allocation of taxable income to its unitholders may change, resulting in amounts due to, or from, certain unitholders. For the year ended March 31, 2023, Sunlight Financial LLC did not generate taxable income and expects to use tax distributions already declared during the current tax year to offset future estimated tax liability distributions, if any. At March 31, 2023, Sunlight Financial LLC did not declare tax distributions. Sunlight Financial LLC declared tax distributions of $1.4 million at March 31, 2022, that it had not yet paid, shown as “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Refer to Note 11 for transactions between Sunlight and its Bank Partner after March 31, 2023.

Note 10. Commitments and Contingencies

Sunlight was subject to the following commitments and contingencies at March 31, 2023.

Litigation — Sunlight may be involved in various claims and legal actions arising in the ordinary course of business. Sunlight establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

At March 31, 2023, Sunlight was not involved in any material legal proceedings regarding claims or legal actions against Sunlight.

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

Advances — Sunlight provides a contractually agreed upon percentage of cash to a contractor related to a Loan that has not yet been funded by either a Direct Channel Partner or its Bank Partner as well as amounts funded to contractors in anticipation of loan funding. At March 31, 2023, $20.3 million of committed and outstanding advances are included in “Advances” in the accompanying Unaudited Condensed Consolidated Balance Sheets. In the first quarter of 2023, Sunlight suspended the advances program and has significantly reduced outstanding advances.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with contractors, Direct Channel Partners, and Bank Partner, the funding source periodically remits to Sunlight the cash related to Loans it has originated. Sunlight has committed to funding such amounts to the relevant contractor when certain milestones have been reached relating to the installation of residential solar system, or other home improvement equipment, underlying the consumer receivable. Any amounts retained by Sunlight in anticipation of an installation milestone being reached are included in “Funding Commitments” in the accompanying Unaudited Condensed Consolidated Balance Sheets, totaling $29.4 million at March 31, 2023.

Loan Guarantees — Sunlight is required to guarantee the performance of certain Indirect Channel Loans, which it is required to repurchase in the event Sunlight is unable to facilitate the sale of such loans, and certain Direct Channel Loans. Upon repurchase, Sunlight may attempt to recover any contractual amounts owed by the borrower or from the contractor (in the event of a contractor’s nonperformance). Sunlight repurchased and wrote off 80 and 24 loans, totaling $2.1 million and $0.5 million, for the three months ended March 31, 2023 and 2022, respectively, associated with these guarantees. At March 31, 2023, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $588.0 million, and Sunlight recorded a $5.5 million liability presented within “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets. At March 31, 2023, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s Bank Partner and certain Direct Channel Partners that were delinquent more than 90 days was $2.3 million.

Additionally, Sunlight is required to repurchase a limited amount of nonperforming Indirect Channel Loans sold to third parties. At March 31, 2023, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $1.3 million, and Sunlight recorded a $1.3 million liability presented within “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Finally, Sunlight may be required to repurchase solar loans from Indirect Channel Loan Purchasers, or refund platform fees to Direct Channel Partners, when contractors do not complete solar installations within a certain period of time. Generally, solar contractors are responsible to return loan proceeds they receive for such Loans. At March 31, 2023, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $28.8 million, and Sunlight recorded a $8.1 million liability presented within “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Tax Receivable Agreement (“TRA”) Liability — If Sunlight were to exercise its right to terminate the TRA or certain other acceleration events occur, Sunlight would be required to make immediate cash payments. Such cash payments will be equal to the present value of the assumed future realized tax benefits based on a set of assumptions and using an agreed upon discount rate, as defined in the TRA. The early termination payment may be made significantly in advance of the actual realization, if any, of those future tax benefits. Such payments will be calculated based on certain assumptions, including that Sunlight expects to have sufficient taxable income to utilize the full amount of any tax benefits subject to the TRA over the period specified therein. The payments that Sunlight would be required to make will generally reduce the amount of the overall cash flow that might have otherwise been available, but Sunlight expects the cash tax savings it would realize from the utilization of the related tax benefits will exceed the amount of any required payments.

Sunlight Rewards™ Program — Sunlight Rewards™ allows salespeople to earn points for selling Sunlight-facilitated loans. These individuals can gain “status” for their own overall loyalty, track their points, and choose to redeem points for quality awards. If all points earned under the Sunlight Rewards™ Program were redeemed at March 31, 2023, Sunlight would be obligated to pay $2.2 million, and Sunlight recorded a liability of $1.2 million.

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

For the Three Months Ended March 31,
2023
Lease cost
Operating	$536
$536

Other information
Operating leases
Operating cash flows	$496

March 31, 2023
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	6,642
Weighted-average remaining lease term (in years)
Operating leases	6.1
Weighted-average discount rate
Operating leases	7.2%

At March 31, 2023, the approximate aggregate annual minimum future lease payments required on the operating leases are as follows:

April 1, through December 31, 2023	$1,414
2024	1,553
2025	1,672
2026	1,790
2027	1,839
Thereafter	3,017
Total future minimum lease payments	11,285
Less: imputed interest	(4,769)
Present value of future minimum lease payments	$6,516

During the three months ended March 31, 2023 total lease expense was $0.5 million, which Sunlight paid in full. During the three months ended March 31, 2022 total lease expense was $0.5 million, of which Sunlight had not yet paid $0.1 million at March 31, 2022.

Note 11. Subsequent Events

The following events occurred subsequent to March 31, 2023 through the issuance date of these Unaudited Condensed Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

Strategic Alternatives

As previously discussed, Sunlight engaged a financial advisory firm to help explore available strategic alternatives. As a result of the strategic alternatives process, Sunlight entered into transactions with the Bank Partner described below under Commitment & Transaction Support Agreement, Amended Bank Partner Agreements, Secured Term Loan, and Bank Partner Warrant. These transactions align with the goals of the strategic alternatives process. The Board continues to consider additional actions that are in the best interest of the Company and its shareholders.

Commitment & Transaction Support Agreement

On April 2, 2023 Sunlight Financial LLC, and the Bank Partner, entered into the Commitment & Transaction Support Agreement pursuant to which the parties agreed to undertake the transactions (“Transactions”) described in the Commitment & Transaction Support Agreement, including amendments to the Bank Partner Agreements, entry into a new secured term loan facility with the Bank Partner, and issuance of equity warrants entitling the Bank Partner or its designees to purchase shares of Sunlight’s Class A common stock.

Effective April 25, 2023 (the “CRB Closing Date”), Sunlight, Sunlight Financial LLC, and other subsidiary entities, as applicable, closed the Transactions contemplated by the Commitment & Transaction Support Agreement and entered into a Secured Term Loan with the Bank Partner, the Amended Bank Partner Agreements, a Warrant Purchase Agreement with CRB Group, Inc. (the “Purchaser”), an affiliate of the Bank Partner (the “Warrant Purchase Agreement”) and issued the associated warrant to purchase shares of Sunlight’s Class A common stock (the “Warrant”) to the Purchaser.

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
•    effective on the CRB Closing Date and continuing until full repayment to CRB of all outstanding obligations, the Company will provide CRB with a pari passu first lien security interest in all assets of Sunlight as defined in the Secured Term Loan.
•    waiver by CRB of any defaults known by CRB to be existing under the CRB Agreements.

Secured Term Loan

On the CRB Closing Date, Sunlight Financial LLC, as borrower, entered into a Loan and Security Agreement with CRB, and with SL Financial Holdings Inc. as guarantor (the “Secured Term Loan”). The Secured Term Loan consists of loan commitments for two tranches of loans providing for Tranche 1 Loans and Tranche 2 Loans (each as defined below). The Secured Term Loan, and all other obligations of Sunlight Financial LLC to CRB are secured by a first lien perfected security interest in all Sunlight Financial LLC’s and Company assets. The Secured Term Loan matures on October 25, 2025 (the “Maturity Date”). The Secured Term Loan provides loan commitments under two sub-facilities. The $38.8 million Tranche 1 facility (the “Tranche 1 Loans”) will be used to repay all outstanding borrowings under the SVB Facility, pay fees and accrued interest due under the Loan Program Agreements and for general corporate purposes. The $49.8 million Tranche 2 facility (the “Tranche 2 Loans” and, collectively with the “Tranche 1 Loans” the “Facility Loans”) will be used for deferred loan sale proceeds and to pay fees and capitalized interest.

No scheduled principal payments are due until the first anniversary of the CRB Closing Date. Commencing with the first full month after the first anniversary of the CRB Closing Date, Sunlight Financial LLC is required to make equal monthly principal payments in an amount equal to 4% of the aggregate amount of the Facility Loans funded or deemed funded through the first anniversary of the CRB Closing Date. On the Maturity Date, all remaining unpaid amounts of principal and interest must be repaid in full.

An upfront fee equal to $2,658,000, payable upon the closing date of the Secured Term Loan will be paid in kind and added to the outstanding amount of the Facility Loans. An unused fee equal to 14% per annum of the difference between (a) the Maximum Covered Loan Sale Amount (as defined in the Secured Term Loan) minus any commitment reductions with respect to Tranche 2 Term Loans since the CRB Closing Date and (b) the aggregate principal amount of Tranche 2 Term Loans then outstanding will be payable monthly in kind and added to the outstanding amount of Tranche 2 Loans.

The aggregate principal outstanding amount of loans under the Secured Term Loan (including capitalized or accrued and unpaid interest and any fees, the upfront fee and the unused fee) shall not exceed $100 million. The Secured Term Loan is subject to mandatory prepayment under certain conditions, which prepayments may be allocated to Tranche 1 or Tranche 2 loans at the option of Sunlight. Additionally, the Sunlight will be required to prepay the Secured Term Loan in full upon a liquidation, winding up, change of control, merger, sale of all or substantially all of the assets of Sunlight, or a transaction that results in the Company becoming privately held. Sunlight may, at its option, prepay the Secured Term Loan and/or permanently reduce and terminate unused loan commitments, in each case, in part or full at any time prior to the maturity date with no penalties; which prepayments and/or commitment reductions may be allocated to Tranche 1 Loans and/or Tranche 2 loans at the option of Sunlight.

The Secured Term Loan contains customary restrictive covenants for facilities of its type, which include, among other things, limitations on use of proceeds, dispositions, changes in business, management or business locations, change of control, mergers or acquisitions, indebtedness, liens, restricted payments, dividends or any other payments to equity, investments, transactions with affiliates, and capital expenditures, subject to certain customary baskets and exceptions. The Secured Term Loan also includes a financial covenant requiring minimum liquidity (unrestricted and unencumbered cash and cash equivalents held by Sunlight) in deposit accounts or securities accounts in an amount equal to or greater than $20 million, measured as of the end of each calendar month and requires that Sunlight maintain unrestricted cash in an aggregate amount of not less than (a) during the two-week period after the CRB Closing Date, $20 million, and (b) thereafter, the greater of (x) $20 million and (y) 75% of Sunlight’s cash, in accounts with CRB or its affiliates.

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

CRB Warrant

On the CRB Closing Date the Company entered into the Warrant Purchase Agreement (the “Purchase Agreement”) with CRB Group, Inc. (“Purchaser”), pursuant to which the Company issued to Purchaser a stock purchase warrant (the “Warrant”) exercisable for up to 25,944,541 shares (“Warrant Shares”) subject to certain adjustments, of Class A common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at a per share price of $0.01, subject to certain adjustments and vesting as described below. On the CRB Closing Date, a portion of the Warrant vested and became exercisable with respect to 12,907,080 Warrant Shares. The remaining portion of the Warrant with respect to 13,037,461 Warrant Shares, subject to certain adjustments, will vest and become exercisable on April 27, 2024; provided, however, if the payment in full of the Secured Term is paid in full prior to such date or a Change of Control (as defined in the Secured Term Loan) occurs prior to such date, such number of Warrant Shares equal to the product of the following equation shall immediately vest and become exercisable and the remainder of the unvested Warrant Shares shall be forfeited and not be exercisable: (i) (A) the number of days that elapsed between the date hereof and the Acceleration Date (inclusive of the Acceleration Date) divided by (B) 366, multiplied by (ii) 13,037,461.

SVB Receivership and Facility

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Sunlight Financial Holdings Inc.’s (the “Company,” “Sunlight,” “we,” “our” and “us”) consolidated results of operations and financial condition. The discussion should be read in conjunction with Sunlight’s consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Sunlight” is intended to mean the business and operations of Sunlight Financial Holdings Inc. and its consolidated subsidiaries.

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

Our ability to implement our business strategy is subject to numerous risks, as more fully described under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, among others:
•As of March 31, 2023 we were out of compliance with certain financial covenants in our existing credit facility and Bank Partner Agreements. While we have consummated the Transactions under the Commitment & Transaction Support Agreement with the Bank Partner to address our compliance issues under the Bank Partner Agreement and replace the existing credit facility, the Amended Bank Partner Agreements and our new credit facility with the Bank Partner, impose operating and financial restrictions on us. Our ability to manage our business in accordance with the terms of these new agreements is a key factor in achieving profitability.
•We have incurred a net loss and negative cash flows from operations for the year ended December 31, 2022. While we have consummated the Transactions contemplated by the Commitment & Transaction Support Agreement, these trends have continued into 2023 and will continue in the near term until we are able to fully benefit from the consummation of the Transactions.
•While we consummated the Transactions under the Commitment & Transaction Support Agreement with the Bank Partner, we will continue to work through the Backbook Loans and rapidly rising interest rate environment to stabilize our business and return to profitability. The Board continues to consider additional actions that are in the best interest of the Company and its shareholders. We cannot predict the impact that such strategic alternative might have on Sunlight’s operations or the prices of Sunlight’s securities.
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

Business Overview

Sunlight is a business-to-business-to-consumer, technology-enabled point-of sale (“POS”) financing platform that provides residential solar and home improvement contractors the ability to offer seamless POS financing to their customers when purchasing residential solar systems or other home improvements. The resulting loans are funded by Sunlight’s capital providers. These loans are facilitated by Sunlight’s proprietary technology platform, Orange® (“Orange®” or the “Platform”), through which Sunlight offers instant credit decisions to homeowners nationwide at the POS on behalf of Sunlight’s various capital providers. Since Sunlight’s founding in 2014 through March 31, 2023, Sunlight has facilitated over $9.6 billion of loans through the Platform in partnership with its contractor relationships.

To date, Sunlight has facilitated loans to more than 230,651 homeowners. As of March 31, 2023, residential solar systems and energy-efficient home improvement products, facilitated through Sunlight financings since May 2016, have prevented the emission of an estimated 39.5 million metric tons of carbon dioxide into the atmosphere. Sunlight was certified as carbon neutral for its fiscal year ending December 31, 2021, and is in the process of performing the required review to obtain certification for its fiscal year 2022.

Sunlight’s core business is facilitating loans made by Sunlight’s capital providers to the consumer customers of residential solar contractors. Sales of Sunlight-facilitated loan products are made by contractors in the context of selling residential solar systems to consumers, allowing homeowners to go solar with no money down. While only approximately 20% of residential solar system sales were financed with solar loans in 2015, an estimated 72% of residential solar loan sales were financed with solar loans in 2023. As of March 31, 2023, the average FICO score of all solar borrowers financed through Sunlight’s Platform is 748.

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

In the indirect channel, Sunlight’s allocation engine directs that certain solar and home improvement loans be funded on the balance sheet of Sunlight’s intermediary bank partner, CRB, under the terms of loan agreements with the Bank Partner (the “Bank Partner Agreements”). These loans are aggregated, pooled and sold to indirect channel capital providers that cannot, or do not wish to, directly originate solar loans. The indirect channel capital provider relationship allows Sunlight to access a broader range of capital, which may include, among others, credit funds, insurance companies and pension funds. Indirect channel capital providers present a unique opportunity for Sunlight to access high quality and significant sources of funding that are diverse from traditional depository sources. Bank Partner is Sunlight’s only indirect channel provider.

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

Strategic Investment Alternatives

Transactions with our Bank Partner

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

On April 2, 2023 Sunlight Financial LLC, Sunlight and the Bank Partner, entered the Commitment and Transaction Support Agreement (“Commitment & Transaction Support Agreement”) pursuant to which the parties agreed to undertake the transactions (“Transactions”) described in the Commitment & Transaction Support Agreement, including, amendments to the Bank Partner Agreements, entry into a new secured term loan facility with the Bank Partner, and issuance of equity warrants entitling the Bank Partner or its designees to purchase shares of Sunlight’s Class A common stock.

Effective April 25, 2023, Sunlight, Sunlight Financial LLC, and other subsidiary entities, as applicable, closed the Transactions contemplated by the Commitment & Transaction Support Agreement and entered into a Secured Term Loan, Amended Bank Partner Agreements, a Warrant Purchase Agreement with the Purchaser, an affiliate of the Bank Partner (the “Warrant Purchase Agreement”) and issued the Warrant to the Purchaser. See additional information and details regarding the Transactions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations - Recent Developments and Outlook. These transactions align with the goals of the strategic alternatives process. The Board continues to consider additional actions that are in the best interest of the Company and its shareholders.

Recent Developments and Outlook

Commitment & Transaction Support Agreement. As previously reported, on April 2, 2023 Sunlight Financial LLC, a wholly owned subsidiary of Sunlight, the Company and the Bank Partner, entered into a Commitment and Transaction Support Agreement (the “Commitment & Transaction Support Agreement”) pursuant to which the parties agreed to undertake the transactions contemplated under the Commitment & Transaction Support Agreement pursuant to definitive documents that remained subject to negotiation and completion (“Definitive Documents”). Effective April 25, 2023 (the “CRB Closing Date”), the parties and certain of their affiliates agreed to and executed the Definitive Documents and closed the transactions contemplated by the Commitment & Transaction Support Agreement as described below.

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
•effective on the CRB Closing Date and continuing until full repayment to CRB of all outstanding obligations, the Company will provide CRB with a pari passu first lien security interest in all assets of the Company as defined in the Secured Term Loan; and
•waiver by CRB of any defaults known by CRB to be existing under the CRB Agreements.

•Secured Term Loan with CRB. On the CRB Closing Date, Sunlight, as borrower, entered into a Loan and Security Agreement with CRB, and with SL Financial Holdings Inc., as guarantor (the “Secured Term Loan”). The Secured Term Loan consists of loan commitments for two tranches of loans providing for Tranche 1 Loans and Tranche 2 Loans (each as defined below). The Secured Term Loan, and all other obligations of Sunlight to CRB are secured by a first lien perfected security interest in all Sunlight’s assets. The Secured Term Loan matures on October 25, 2025 (the “Maturity Date”). The Secured Term Loan provides loan commitments under two sub- facilities. The $38.8 million Tranche 1 facility (the “Tranche 1 Loans”) will be used to repay all outstanding borrowings under the SVB Facility, pay fees and accrued interest due under the Loan Program Agreements and for general corporate purposes. The $49.8 million Tranche 2 facility (the “Tranche 2 Loans” and, collectively with the “Tranche 1 Loans” the “Facility Loans”) will be used for deferred loan sale proceeds and to pay fees and capitalized interest.

No scheduled principal payments are due until the first anniversary of the CRB Closing Date. Commencing with the first full month after the first anniversary of the CRB Closing Date, Sunlight is required to make equal monthly principal payments in an amount equal to 4% of the aggregate amount of the Facility Loans funded or deemed funded through the first anniversary of the CRB Closing Date. On the Maturity Date, all remaining unpaid amounts of principal and interest must be repaid in full.

An upfront fee equal to $2,658,000, payable upon the CRB Closing Date of the Secured Term Loan will be paid in kind and added to the outstanding amount the Facility Loans. An unused fee equal to 14% per annum of the difference between (a) the Maximum Covered Loan Sale Amount (as defined in the Secured Term Loan) minus any commitment reductions with respect to Tranche 2 Term Loans since the CRB Closing Date and (b) the aggregate principal amount of Tranche 2 Term Loans then outstanding will be payable monthly in kind and added to the outstanding amount of Tranche 2 Loans.

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

The Secured Term Loan contains customary restrictive covenants for facilities of its type, which include, among other things, limitations on use of proceeds, dispositions, changes in business, management or business locations, change of control, mergers or acquisitions, indebtedness, liens, restricted payments, dividends or any other payments to equity, investments, transactions with affiliates, and capital expenditures, subject to certain customary baskets and exceptions. The Secured Term Loan also includes a financial covenant requiring minimum liquidity (unrestricted an unencumbered cash and cash equivalents held by Sunlight) in deposit accounts or securities accounts in an amount equal to or greater than $20 million, measured as of the end of each calendar month and requires that Sunlight maintain unrestricted cash in an aggregate amount of not less than (a) during the two-week period after the CRB Closing Date, $20 million, and (b) thereafter, the greater of (x) $20 million and (y) 75% of Sunlight’s cash, in accounts with CRB or its affiliates.

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

CRB Warrant. On the CRB Closing Date the Company entered into the Purchase Agreement with Purchaser, pursuant to which the Company issued to Purchaser the Warrant exercisable for up to 25,944,541 shares (“Warrant Shares”) subject to certain adjustments, of Class A common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at a per share price of $0.01, subject to certain adjustments and vesting as described below. On the CRB Closing Date, a portion of the Warrant vested and became exercisable with respect to 12,907,080 Warrant Shares. The remaining portion of the Warrant with respect to 13,037,461 Warrant Shares, subject to certain adjustments, will vest and become exercisable on April 27, 2024; provided, however, if the payment in full of the Secured Term is paid in full prior to such date or a Change of Control (as defined in the Secured Term Loan) occurs prior to such date, such number of Warrant Shares equal to the product of the following equation shall immediately vest and become exercisable and the remainder of the unvested Warrant Shares shall be forfeited and not be exercisable: (i) (A) the number of days that elapsed between the date hereof and the Acceleration Date (inclusive of the Acceleration Date) divided by (B) 366, multiplied by (ii) 13,037,461.

Liquidity and Ability to Operate as a Going Concern. While we have consummated the Transactions under the Commitment & Transaction Support Agreement, without the benefit of the Transactions contemplated thereby, based on recurring losses from operations and negative cash flows from operations the for the year ended December 31, 2022, as well as cash and liquidity projections, there would have been substantial doubt about our ability to continue as a going concern for the next twelve months. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Revolving Credit Facility with SVB Debt Refinancing and Breach of Financial Covenants Waiver. The Loan and Security Agreement with SVB required Sunlight to maintain minimum liquidity, EBITDA and available takeout commitment levels on a quarterly basis. As a result of the platform fee losses in the fourth quarter of 2022, Sunlight did not meet the EBITDA requirement as of December 31, 2022 and March 31, 2023. Additionally, without the benefit of Transactions, breaches of other significant agreements, including the Bank Partner Agreements, could have triggered a cross default under the Loan and Security Agreement with SVB. In connection with the execution of the Secured Term Loan Sunlight repaid $3.6 million outstanding under the Loan and Security Agreement and terminated the agreement and all agreements related thereto. While the Amended Bank Partner Agreements and the Secured Term Loan address our compliance issues under the agreements outstanding at March 31, 2023, they impose financial and other restrictive covenants upon us. These financial and other restrictive covenants place certain limitations on our operations and impose financial compliance requirements on us. Our ability to manage our business in accordance with the terms of these new agreements is a key factor in achieving profitability.

Sales of Certain Funded Indirect Channel Loans with Bank Partner. The Bank Partner originates the Indirect Channel Loans on its balance sheet through Sunlight’s proprietary technology platform, Orange®, that the Bank Partner holds on its balance sheet until directed by the Company in the ordinary course of its business to sell them to investors, including credit funds, insurance companies and pension funds. While the Bank Partner is the owner of the loans, Sunlight retains economic exposure to them until they are sold. The Bank Partner currently holds, pursuant to the Bank Partner Agreements, the Backbook Loans. Sunlight sold a material portion of the Backbook Loans in December 2022 to comply with the Bank Partner Agreements and other similar agreements with capital providers resulting in negative platform fees of $22.3 million in the fourth quarter of 2022. As of March 31, 2023, the aggregate principal amount of loans held by the Bank Partner pursuant to the Bank Partner Agreements was $764.0 million. The Company expects to sell the remaining Backbook Loans in 2023 that, even in light of the Amended Bank Partner Agreements, could result in additional losses and negative platform fees between $45.0 million and $55.0 million.

Strategic Alternative Investment Partner(s). While the transactions with the Bank Partner align with the goals of the strategic alternatives process that we describe in Note 11, we will continue to work the Backbook Loans and rapidly rising interest rate environment to stabilize our business and return to profitability. The Board continues to consider additional actions that are in the best interest of the Company and its shareholders.

December Amendments to Bank Partner Agreements with the Bank Partner. In December 2022, Sunlight and its Bank Partner amended the Indirect Channel Loan Program for Solar and Home Improvement that govern the terms and conditions with respect to originating and servicing the Indirect Channel Loans. Sunlight shall continue to arrange for the sale of certain Indirect Channel Loans, or participations, to therein, to Indirect Channel Loan Purchasers. This contractual arrangement incorporates interest rate and credit risks related to the risk of default on Indirect Channel Loans held by its Bank Partner that results from a borrower’s inability or unwillingness to make contractually required payments. In connection with entering into the Bank Partner Amendment, the Bank Partner also agreed to an omnibus waiver of certain potential breaches and defaults under the Existing Bank Partner Agreements by Sunlight through April 2023, including any required compliance with any applicable loan cap under the Bank Partner Agreements (the “Bank Partner Waiver”).

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

The Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

•Sunlight facilitated the origination of $0.6 billion of loans for the three months ended March 31, 2023, representing an increase of 5.8% from $0.6 billion of loans during the three months ended March 31, 2022.
•Revenue was $20.5 million for the three months ended March 31, 2023, representing a decrease of 27.5% from $28.2 million for the three months ended March 31, 2022.
•Net loss was $34.8 million for the three months ended March 31, 2023, compared with $22.6 million for the three months ended March 31, 2022.
•Adjusted Net Loss was $17.2 million for the three months ended March 31, 2023, compared with Adjusted Net Income of $4.9 million for the three months ended March 31, 2022.
•Adjusted EBITDA was $(12.4) million for the three months ended March 31, 2023, compared with $7.8 million for the three months ended March 31, 2022.

Adjusted EBITDA

Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable GAAP measure, is included in “—Non-GAAP Financial Measures.” The following charts depict Adjusted EBITDA and other key performance measures for the three months ended March 31, 2023 and 2022, respectively (USD in thousands):

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

The following table sets forth key performance measures for the three months ended March 31, 2023 and 2022, respectively (USD in thousands, except percentages):

	For the Three Months Ended March 31,		Percentage Change(b)
	2023	2022
Funded Loans(a)	$627,354	$592,831	5.8%
Direct Channel Funded Loans	239,633	428,204	(44.0)
Indirect Channel Funded Loans	387,721	164,627	135.5
Platform Fee Loans(b)	245,745	592,540	(58.5)
Direct Channel Platform Fee Loans	239,633	428,204	(44.0)
Indirect Channel Platform Fee Loans	6,112	164,336	(96.3)
Revenue	20,465	28,231	(27.5)
Net Income (Loss)	(34,809)	(22,606)	54.0
Adjusted Net Income (Loss)	(17,170)	4,877	n.m.
Adjusted EBITDA	(12,361)	7,809	n.m.
a.Sunlight facilitated home improvement loans of $91.6 million, and $76.3 million that were funded during the three months ended March 31, 2023 and 2022, respectively.
b.Sunlight facilitated home improvement platform fee loans of $32.1 million and $87.2 million that were funded during the three months ended March 31, 2023 and 2022, respectively.

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

Loan Characteristics

The following table sets forth the average characteristics of loans Sunlight facilitated during the three months ended March 31, 2023 and 2022, respectively (USD in thousands, except percentages):

Average Loan Characteristics	For the Three Months Ended March 31,
	2023	2022
Solar
Loan Term (in months)	262	244
Customer Interest Rate	3.3%	2.0%
Customer FICO Score	749	756
Loan Balance	$47	$44
Solar Maxx®
Loan Term (in months)	283	286
Customer Interest Rate	5.6%	6.3%
Customer FICO Score	634	633
Loan Balance	$39	$41
Home Improvement
Loan Term (in months)	122	114
Customer Interest Rate	10.0%	10.9%
Customer FICO Score	752	758
Loan Balance	$19	$17
Home Improvement Maxx®(a)
Loan Term (in months)	103	106
Customer Interest Rate	18.1%	18.6%
Customer FICO Score	633	626
Loan Balance	$11	$10
a.Home Improvement Maxx® loans represented less than 10.0% of loans facilitated by Sunlight during the three months ended March 31, 2023 and 2022, respectively.

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
•Additional features and services offered by Sunlight further support the growth of contractor businesses, attract new contractors to Sunlight’s network and build contractor loyalty. Sunlight prioritizes innovation in Orange® and services that support the businesses of its existing network of contractors, attract new contractors and build contractor loyalty. Examples of such innovations include Sunlight’s launch of Spanish-language loan products and Sunlight Rewards™. Sunlight believes that it has innovated more quickly than its competitors and offers contractors a greater array of valuable services that drive their determination to offer their customers Sunlight-offered loan products over those of Sunlight’s competitors and that Sunlight will continue to be able to innovate quickly to meet the needs of its contractor network.

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

Concentration
Sunlight’s network of residential solar system and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which the Sunlight-facilitated loans made available by Sunlight’s capital providers are sold to the consumer customers of such contractors. In the period from March 31, 2021 to March 31, 2022, the top ten contractors in Sunlight’s network were responsible for selling 46.1% of Sunlight’s funded loan volume, and in the period from March 31, 2022 to March 31, 2023 that percentage decreased to 39.1%. In both of these periods, only one contractor sold loans aggregating more than 10% of Sunlight’s revenue. That contractor was responsible for selling more than 13.4% and 12.7% of Sunlight’s funded loan volume in the period from March 31, 2021 to March 31, 2022 and in the period from March 31, 2022 to March 31, 2023, respectively. While the percentage of Sunlight’s funded loan volume sold by any contractor in Sunlight’s network varies from period to period, there is one contractor, ADT Sunpro f/k/a Marc Jones Construction, L.L.C., that sold 17.2% and 10.0% of Sunlight’s funded loan volume during the three months ended March 31, 2022 and 2023, respectively. In September 2022, one of Sunlight’s largest contractors became insolvent, primarily driven by solar installation challenges that led to the contractor’s liquidity issues, and as a result, the Company determined it would be unable to collect all advanced amounts owed and took a non-cash charge of $32.4 million on such advances.

Sunlight currently has one capital provider in its direct funding channel. The rapid interest rate increases that occurred during this year have resulted in limited capacity by direct capital providers and a significant shift in reliance from Sunlight’s Direct Channels to its Indirect Channel, which is less profitable and creates additional risk of rising rates between the time that the underlying Indirect Channel Loan is processed at a lower interest rate to a later time when Sunlight is able to monetize Indirect Channel Loans after interest rates have increased. As a result, Sunlight incurred losses relating to its current portfolio of Indirect Channel Loans. Sunlight's largest capital provider in the period from March 31, 2022 to March 31, 2023 has materially increased its commitment since the relationship began in 2015, however, volume flow from this capital provider and others is subject to fluctuating yield requirements that may be impacted by changes in funding costs. The significant portion of funded loan volume attributable to this capital provider results in concentration risk. This capital provider funded 25.1% and 6.1% of Sunlight’s funded loans during the period from March 31, 2021 to March 31, 2022 and during the period from March 31, 2022 to March 31, 2023, respectively. Sunlight cannot guarantee that this capital provider will continue to fund loans facilitated by Sunlight in the same volume or at all beyond its current contractual commitment. This capital provider may reduce the volume commitment in whole or in part upon no less than 90 days’ prior written notice and/or may reduce or pause volume based on yield requirements.

As of March 31, 2023, the remaining unpaid principal amount of loans held by Bank Partner is $764.3 million. If Sunlight is unable to facilitate the sale of loans held on such capital provider’s balance sheet, and such capital provider is unwilling to expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel Loans. While the rapid rise in interest rates may impact the Company’s indirect channel margins, Sunlight has enacted significant price increases and eliminated certain products to offset such impacts. Sunlight added new capital providers in 2021 and 2022 to reduce its capital provider concentration risk and will continue to do so selectively. Further, Sunlight is in continuous discussions with multiple capital providers on an ongoing basis, although Sunlight cannot guarantee that it would be able to replace a capital provider at all or on equivalent or favorable terms. This, and any reduction in loan volume due to fluctuating yield requirements could negatively impact Sunlight’s funded loan volume and amount of platform fees that Sunlight earns, and therefore could impact revenue.

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

Other income (expense). Other income or expense primarily relate to the changes in a liability for certain guarantees of performance provided by Sunlight to Sunlight’s Bank Partner relating to the loans held on the balance sheet of Sunlight’s

Bank Partner and certain other guarantees of performance made by Sunlight to certain of its capital providers and third party loan purchasers with respect to specified loans.

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

Results of Operations

This section includes a summary of our results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2023 and 2022, respectively (USD in thousands, except percentages):

	For the Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Revenue	$20,465	$28,231	$(7,766)	(27.5)%
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	18,301	5,229	13,072	250.0
Compensation and benefits	14,146	13,125	1,021	7.8
Selling, general, and administrative	12,500	6,472	6,028	93.1
Property and technology	1,992	1,928	64	3.3
Depreciation and amortization	8,521	22,447	(13,926)	(62.0)
Provision for losses	2,169	638	1,531	240.0
	57,629	49,839	7,790	15.6
Operating loss	(37,164)	(21,608)	(15,556)	72.0
Other Income (Expense), Net
Interest income	5,972	84	5,888	7,009.5
Interest expense	(379)	(260)	(119)	45.8
Change in fair value of warrant liabilities	3,366	(4,884)	8,250	n.m.
Change in fair value of contract derivatives, net	(156)	(227)	71	(31.3)
Realized gains on contract derivatives, net	123	1,909	(1,786)	(93.6)
Other realized losses, net	(128)	(197)	69	(35.0)
Other income (expense)	(6,426)	176	(6,602)	n.m.
	2,372	(3,399)	5,771	n.m.
Net Income (Loss) Before Income Taxes	(34,792)	(25,007)	(9,785)	39.1
Income tax benefit (expense)	(17)	2,401	(2,418)	n.m.
Net Loss	(34,809)	(22,606)	(12,203)	54.0
Noncontrolling interests in loss of consolidated subsidiaries	11,862	8,632	3,230	37.4
Net Income (Loss) Attributable to Class A Shareholders	$(22,947)	$(13,974)	$(8,973)	64.2

The Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

The following table provides the components of Sunlight’s revenue for the three months ended March 31, 2023 and 2022, respectively (USD in thousands, except percentages):

	For the Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Direct Channel Platform Fees, net	$17,006	$22,698	$(5,692)	(25.1)%
Indirect Channel Platform Fees, net	903	3,456	(2,553)	(73.9)
Other revenues	2,556	2,077	479	23.1
Total	$20,465	$28,231	$(7,766)	(27.5)

Revenue decreased by $7.8 million or 27.5% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the rapid interest rate increases that occurred in 2022 and a significant increase in reliance on Sunlight’s Indirect Channel impacted by Backbook Loans subject to additional risk of rising interest rates between the time that the underlying Indirect Channel Loan is credit approved and when Sunlight is able to monetize Indirect Channel Loans through third party loan sales. For the three months ended March 31, 2023, the limited activity for the sale of these loans resulted in a significant decline of 73.9% in platform fee loans associated with the Indirect Channel. Sunlight’s revenue excludes amounts earned through its facilitation of Indirect Channel home improvement loan originations, which Sunlight presents as realized gains or losses on contract derivatives, until December 2022 when the derivative was terminated.

Funded loans increased by $34.5 million or 5.8% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to the growth in the residential solar and home improvement market and the increase in the number of contractors in Sunlight’s contractor network. The total number of contractors in Sunlight’s network increased from 1,589 at March 31, 2022 to 2,070 at March 31, 2023. The number of solar contractors in the network increased from 764 at March 31, 2022 to 891 at March 31, 2023, an increase of 16.6%. The number of home improvement contractors in the network increased from 825 at March 31, 2022 to 1,179 at March 31, 2023, an increase of 42.9%.

The average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers increased 2.1% from the three months ended March 31, 2023 to the three months ended March 31, 2022. The platform fee percentage earned by Sunlight is dependent on several factors, including (i) the contractor fees charged by Sunlight to contractors (which is impacted by competitive pressure that varies from period to period, by loan product based on consumer preferences, and by the mix of contractors in a particular period as certain contractors may generally have higher or lower contractor fees than others), (ii) the capital provider discounts charged to Sunlight by Sunlight’s capital providers (which fluctuate based on, among other things, market conditions impacting cost of capital, opportunities in other asset classes, and the mix of capital providers funding or purchasing loans in a particular period as certain capital providers may generally have higher or lower capital provider discounts than others), (iii) the mix of Sunlight loan products funded in a particular period (as certain products in that period, for reasons relating to competitive pressure for certain loan products or otherwise, may generally carry a higher or lower capital provider discount or contractor fee, than others) and (iv) other factors. Sunlight earns revenues from platform fees, which are determined by the margin between capital provider discounts charged to Sunlight and contractor fees charged by Sunlight to the contractors that sell the Sunlight facilitated loan products. Both components in the calculation of platform fees are influenced by a variety of factors, including but not limited to those described above. For example, capital providers wishing to obtain greater volume may reduce capital provider discounts charged across all products to make funding with this capital provider an attractive option to Sunlight. Similarly, competitive pressures or volume discounts negotiated with given contractors may reduce the contractor fees that Sunlight charges to such contractors on certain loan products or across loan products.

Sunlight believes that the difference in average platform fee percentage from March 31, 2022 to March 31, 2023 is primarily attributable to competition in the market with regard to contractor fees, the mix of Sunlight loan products funded in the two periods, Sunlight’s allocation of funded volume to its Bank Partner and Indirect Channel Loan Purchasers, and an increase in capital provider discounts charged to Sunlight by capital providers. Sunlight’s indirect channel capital providers are generally more reactive than direct channel capital providers to market uncertainty and interest rate market volatility. Unlike Sunlight’s Direct Channel capital providers, Sunlight’s Indirect Channel capital providers are generally not depository institutions and therefore their own cost of capital is subject to market uncertainty. Consequently, the capital provider discounts charged to Sunlight by such Indirect Channel capital providers are also likely to be more reactive. Deposits, which are generally used by Sunlight’s Direct Channel capital providers to fund loans, are generally more stable, less reactive to market variance and the least expensive cost of capital. The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees, and platform fees.

	For the Three Months Ended March 31,		Change in Average
	2023	2022
Solar Total - Capital Provider Discount	13.3%	16.3%	(3.0)%
Solar Total - Contractor Fee	20.5	21.4	(0.9)
Solar Total - Platform Fee	7.2	5.1	2.1

Solar Direct Channel - Capital Provider Discount	13.3	15.1	(1.8)
Solar Direct Channel - Contractor Fee	20.5	20.4	0.1
Solar Direct Channel - Platform Fee	7.2	5.3	1.9

Solar Indirect Channel - Capital Provider Discount	n.a.	22.4	n.a.
Solar Indirect Channel - Contractor Fee	n.a.	26.4	n.a.
Solar Indirect Channel - Platform Fee	n.a.	4.0	n.a.

Costs and Expenses

Cost of revenues increased by $13.1 million or 250.0% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The $13.1 million increase in cost of revenues primarily consists of $13.5 million of costs incurred in connection with funded loan volume associated with the amended Bank Partner loan amendments and a $0.6 million increase in consumer credit underwriting costs partially offset by $0.6 million decrease in broker fees paid to financial institutions for arranging certain loan origination or purchase arrangements with capital providers and a $0.4 million decrease in rewards earned by salespeople under the Sunlight Rewards™ program. The broker fees are calculated as a percentage of the funded loan volume originating from an applicable loan origination or purchase arrangement with a capital provider. Sunlight’s obligation to pay these broker fees generally terminates between three and five years after the date that the initial loan is originated or purchased pursuant to an arrangement facilitated by the broker. Excluding the costs incurred in connection with funded loan volume associated with the amended Bank Partner loan agreements, cost of revenues decreased by $0.4 million or 11% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Compensation and benefits expense increased by $1.0 million, or 7.8% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The $1.0 million increase primarily consists of $0.5 million costs - associated with full time employees and related benefits, $0.5 million related to retention bonuses, $0.3 million in severance partially offset by a $0.3 million decline in stock-based compensation expense. Full-time employees declined from 210 at March 31, 2022 to 190 at March 31, 2023 driven by a reduction in workforce action announced at the end of the quarter.

Selling, general, and administrative expense increased by $6.0 million, or 93.1% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Of the $6.0 million increase, Sunlight incurred transaction related costs associated with its strategic alternative process of $5.6 million and an increase in legal expenses by $1.0 million, and other miscellaneous expenses by $0.1 million, partially offset by a $0.7 million decrease in audit and accounting fees.

Property and technology expense remained flat for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, and is primarily comprised of rent and additional licensing fees charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange® associated with the growth in Sunlight’s network of contractors.

Depreciation and amortization expense decreased by $13.9 million, or 62.0% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to the full amortization of capital provider relationships acquired in the Business Combination during the second quarter of 2022.

Provision for loss expense increased by $1.5 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022 primarily due to impairment charges arising from Indirect Channel Loans guaranteed, and acquired, by Sunlight.

Operating margin significantly decreased from the three months ended March 31, 2022 to the three months ended March 31, 2023, primarily related to costs incurred in connection with funded loan volume associated with the amended Bank Partner loan agreements, transaction related costs associated with the strategic alternative process, provisions for losses, and reduced platform fee revenues. Generally, operating margin benefits from the fixed nature of a material level of Sunlight expense and revenue generally growing materially faster than operating expenses when excluding equity-based compensation expense, provision for losses, the amortization effects of identified intangible assets and goodwill impairment.

Other Income (Expense), Net

Total other income increased $5.8 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, primarily resulting from a $8.3 million decrease in the fair value of public and private warrant liabilities and a $5.9 million increase in interest income retained from loan held by Sunlight’s Bank Partner, partially offset by a $6.6 million decrease in the fair value of guarantees and a $1.8 million decrease in realized gains on contract derivatives, which primarily represented gains or losses from Sunlight’s facilitation of home improvement loan sales until December 2022.

Income Tax Benefit

During the three months ended March 31, 2022, the $2.4 income tax benefit reflected an effective tax rate of 9.6%. During the three months ended March 31, 2023, the $0.0 million income tax benefit reflects an effective tax rate of 0.0%, primarily driven by permanent adjustments for noncontrolling interest in subsidiaries of $7.0 million and changes in valuation allowance of $6.1 million.

Noncontrolling Interests in Consolidated Subsidiaries

During the three months ended March 31, 2023 and 2022, loss of consolidated subsidiaries allocated to noncontrolling interests represents $34.5 million and $24.6 million of Sunlight Financial LLC consolidated net loss and weighted-average noncontrolling interests of 34.6% and 35.1%, respectively. The weighted-average ownership of the noncontrolling interests changes as a result of vested Class EX units as well as the exchange of Class EX units of Sunlight Financial LLC, along with a corresponding number of Class C shares of the Company, for a corresponding number of Class A shares of the Company.

Liquidity and Capital Resources

See “Recent Developments and Outlook” at the beginning of this Item.

As of March 31, 2023, Sunlight held $75.5 million of unrestricted cash on hand, which includes $29.4 million of funding commitments and $14.4 million of other cash held for the benefit of third parties, and had drawn $7.7 million available to it under its $30.0 million credit facility, which matured in April 2023.

Going Concern

As of March 31, 2023 and through the date of these consolidated financial statements are issued, Sunlight evaluated whether there are certain conditions and events, considered in the aggregate, that raised substantial doubt about its ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

SVB was the sole lender under Sunlight’s revolving credit facility that was due to mature on April 26, 2023 (outstanding amount as of March 31, 2023 was $7.7 million). Prior to the SVB receivership, Sunlight was in negotiations with SVB to extend the maturity date and to address Sunlight’s noncompliance with certain terms of the revolving credit facility. Prior to the issuance of Sunlight’s financial statements as of and for the three months ended March 31, 2023, these negotiations and the ability of Sunlight to amend and extend (or to replace) this revolving credit facility were uncertain, which could have had a material impact on Sunlight’s liquidity, cash and ability to attract new capital if not resolved on a timely basis.

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

Based on pricing actions that Sunlight took in the third and fourth quarters of 2022 and entry into the Amended Bank Partner Agreements and the Secured Term Loan as of the issuance date of the unaudited condensed consolidated financial statements for the three months ended March 31, 2023, Sunlight has concluded that its cash and cash equivalents will be reasonably sufficient to fund its operating expenses, capital expenditure requirements, and debt service payments through at least twelve months from the date that these consolidated financial statements were issued.

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

Loan and Security Agreement

On April 26, 2021, Sunlight entered into a Loan and Security Agreement, as amended (the “Loan and Security Agreement”) with SVB. The Loan and Security Agreement, which replaced Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matured on April 26, 2023. To secure the payment and performance of Sunlight’s obligations under the Loan and Security Agreement, Sunlight granted a continuing security interest in certain collateral, which generally includes all of Sunlight’s assets, whether currently owned or thereafter acquired, and all proceeds and products thereof. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (a) 5.0% and (b) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including maintenance of (a) Liquidity (as defined therein) at all times in an amount equal to or greater than the greater of (i) 35% of all outstanding principal amounts of any advances under the revolving credit line and (ii) $10.0 million; (b) at all times Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (c) EBITDA (as defined therein) of at least $5.0 million for the six-month period ending on the last day of each quarter (the “EBITDA Covenant”). The Loan and Security Agreement contains customary events of default. SVB can elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight can be required to repay all amounts outstanding under the Loan and Security Agreement. As a result of the platform fee losses in the fourth quarter of 2022, Sunlight did not meet the EBITDA requirement as of December 31, 2022 and March 31, 2023. Due to this covenant breach, SVB was contractually entitled to request immediate repayment of the outstanding debt obligation. Sunlight had borrowed approximately $20.6 million under the Loan and Security Agreement. In addition, the unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 have reduced Sunlight’s Direct Channel capital provider capacity, increased reliance on the Indirect Channel and affected Sunlight’s ability to profitably monetize Indirect Channel Loans originated at lower interest rates. As a result, Sunlight has experienced and is expected to continue to experience losses in the near term, until the significant pricing increases implemented over the past several months take effect, which is expected to negatively impact Sunlight’s future financial covenant compliance. Prior to the SVB receivership, Sunlight was in negotiations with SVB to extend the maturity date and to address Sunlight’s noncompliance with certain terms of the revolving credit facility. Sunlight continued to pursue strategic alternatives as previously announced, which resulted in entry into the Commitment & Transaction Support Agreement with the Bank Partner on April 2, 2023 pursuant to which Sunlight entered into a Secured Term Loan with the Bank Partner. Effective April 25, 2023, we consummated the Transactions contemplated under the Commitment and Transaction Support Agreement and Sunlight entered into, among other things, the Secured Term Loan with the Bank Partner, a portion of which was used to repay the outstanding balance of the existing credit facility with SVB and terminate that credit facility.

Material Cash Requirements

Sunlight’s cash requirements relate primarily to investing in continued innovations in Orange® paying Sunlight’s operating expenses, repayment of borrowings (and interest thereon), outstanding commitments and guarantees (including Sunlight’s purchase of loans pursuant to the terms of certain of its capital provider agreements and loan participations), other operating expenses, income taxes, and tax distributions to noncontrolling interests. Sunlight may be required to purchase loans from its Bank Partner after an agreed period of time if Sunlight has not arranged the sale of such loans. To date, Sunlight has not been required to purchase loans from its Bank Partner due to an inability to sell such loans to an indirect channel capital provider. Additionally, Sunlight assumes the risk of compliance errors and the risk of borrower or contractor fraud in the origination of the loans, as well as borrower defaults in certain cases, and as such, Sunlight is obligated to purchase the applicable loan from its Bank Partner and certain Indirect Channel Loan Purchasers should these events occur. Sunlight has also entered into a program agreement with its Bank Partner to fund its home improvement loans that contains similar provisions related to risks accepted by Sunlight.

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

Historically, Sunlight has met its cash requirements from cash flow generated by operations, collection of advances under its contractor advance funding program and in prefunding payments under its prefunding program, and draws on Sunlight’s credit facility. However, a number of factors, including but not limited to, rapidly rising interest rates and other impacts of the current economic environment, reduced Direct Channel volume capacity, and lower margins due to a greater reliance on the Indirect Channel and the sale of loans originated prior to Sunlight’s recent pricing increases, reduced our cash generated by operations. As of March 31, 2023, we have approximately $7.7 million of consolidated long-term debt maturing in 2023, excluding interest obligations. Effective April 25, 2023, we consummated the Transactions under the Commitment & Transaction Support Agreement and entered into, among other things, the Amended Bank Partner Agreements and the Secured Term Loan, which we believe provides us with funds reasonably sufficient to fund our operating expenses, capital expenditure requirements, and debt service payments through at least twelve months. Refer to “– Going Concern” for additional information regarding Sunlight’s liquidity and operation during the next twelve months from the date of this Quarterly Report on Form 10-Q.
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

Sunlight started its business in 2014 and developed a key anchor partnership with a large residential solar contractor in 2016. In 2023, as compared with 2022, Sunlight grew its solar contractor base by more than 16.6%. However, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight or experiences business disruption or a business failure or bankruptcy.

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

Cash Flow and Liquidity Analysis

Sunlight assesses liquidity primarily in terms of its ability to generate cash to fund operating and financing activities. Sunlight’s cash from operating activities are generally derived from platform fees which are fully earned at the funding of a loan by direct channel capital providers and the purchase of a loan from our Bank Partner’s balance sheet by an indirect channel capital provider. Refer to “Critical Accounting Policies and Estimates” in this Quarterly Report on Form 10-Q and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, for a full description of the related estimates, assumptions, and judgments.

The Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following provides a summary of cash flow data for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$43,961	$(21,130)
Net cash used in investing activities	(2,949)	(786)
Net cash used in financing activities	(12,931)	(55)

Cash Flow from Operating Activities

For the three months ended March 31, 2023, net cash provided by operating activities was $44.0 million. Operating cash inflows for the three months ended March 31, 2023 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital provider to purchase, without duplication, loans of $0.5 billion, of which Sunlight paid $0.5 billion to contractors; repayment of advances and prefunds of $0.4 billion (conversely, Sunlight advanced or prefunded $0.4 billion). Operating cash outflows primarily consisted of compensation and benefits of $9.9 million; rebate, referral, and rewards paid of $2.1 million; and $0.4 million of net interest on borrowings.

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

Cash Flow from Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $2.9 million, of which $1.0 million was paid to internally develop software and acquire property and equipment and $2.2 million was paid to acquire loans; Sunlight received $0.2 million as return of capital on loans and loan participations. For the three months ended March 31,

2022, net cash used in investing activities was $0.8 million, of which $0.6 million was paid to internally develop software and acquire property and equipment and $0.4 million was paid to acquire loans; Sunlight received $0.3 million as return of capital on loans and loan participations.

Cash Flow from Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $12.9 million that represents SVB debt repayments. For the three months ended March 31, 2022, net cash used in financing activities was $0.1 million that represents tax payments made on share-based payments in connection with the Business Combination.

Debt

On April 26, 2021, Sunlight entered into the Loan and Security Agreement with SVB. The Loan and Security Agreement, which replaces Sunlight’s prior $15.0 million credit facility, has a borrowing capacity of up to $30.0 million and matures on April 26, 2023. Borrowings under the Loan and Security Agreement accrue interest at a rate equal to the greater of (a) 5.0% and (b) the prime rate plus 1.75% per annum. The Loan and Security Agreement contains certain financial covenants, including (a) liquidity in an amount equal to or greater than (i) 35% of all outstanding principal amounts of any advances and (ii) $10.0 million; (b) Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (c) EBITDA (as defined therein) of at least $5.0 million for the six-month period ending on the last day of each quarter. The Loan and Security Agreement contains customary events of default. SVB could elect to accelerate the maturity of the loans and/or terminate the commitments under the Loan and Security Agreement upon the occurrence and during the continuation of an event of default, and Sunlight could be required to repay all amounts outstanding under the Loan and Security Agreement. In connection with the transition of accounts to SVB, Sunlight experienced a technical default that was waived by SVB. As a result of the platform fee losses in the fourth quarter of 2022, Sunlight did not meet the EBITDA requirement as of March 31, 2023. Due to this covenant breach, SVB is contractually entitled to request for immediate repayment of the outstanding debt obligation. Sunlight had borrowed approximately $20.6 million under the Loan and Security Agreement, which matured in April 2023. In addition, the unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 have reduced Sunlight’s Direct Channel capital provider capacity and increased reliance on the Indirect Channel. This has affected Sunlight’s ability to profitably monetize Indirect Channel Loans originated earlier in 2022. As a result, Sunlight has experienced and is expected to continue to experience losses in the near term, until the significant pricing increases implemented over the past several months take effect, which is expected to negatively impact Sunlight’s future financial covenant compliance. Prior to the SVB receivership, Sunlight was in negotiations with SVB to extend the maturity date and to address Sunlight’s noncompliance with certain terms of the revolving credit facility. Sunlight continued to pursue strategic alternatives as previously announced, which resulted in entry into the Commitment & Transaction Support Agreement with the Bank Partner on April 2, 2023 pursuant to which Sunlight entered into a Secured Term Loan with the Bank Partner. Effective April 25, 2023, Sunlight consummated the Transactions contemplated under the Commitment & Transaction Support Agreement and Sunlight entered into, among other things, the Secured Term Loan with the Bank Partner, a portion of which was used to repay the outstanding balance of the existing credit facility with SVB and terminate that credit facility.

Other Changes in Financial Position

Three Months Ended March 31, 2023

In addition to the changes in Sunlight’s financial position from December 31, 2022 to March 31, 2023 described in “—Results of Operations” and “—Cash Flow and Liquidity Analysis,” the following activities also occurred:
•Restricted cash. The cash Sunlight holds subject to contractual restrictions increased by $0.1 million resulting from an increase of $0.4 million in cash temporarily held by Sunlight in connection with Sunlight’s administration of loan participations on behalf of a third party, partially offset by a decrease in cash collateral at Sunlight’s Bank Partner of $0.3 million.
•Cumulative ASC 326 adoption effects. Sunlight recorded an adjustment to the allowance for loan losses as of January 1, 2023 as a result of the ASC 326 adoption for $0.5 million.
•Noncontrolling interests in consolidated subsidiaries. In January 2023, holders of 2,314,143 Class EX units of Sunlight Financial LLC exchanged their Class EX units, along with a corresponding number of Class C shares of the Company, for 2,305,426 Class A shares of the Company at $1.29 per Class A share. The Company issued 997,399 Class A shares, net of applicable tax withholding, and delivered 1,308,027 Class A shares held in treasury in connection with this exchange. Changes in the outstanding Class X Units and Class EX Units issued by Sunlight Financial LLC resulted in a reallocation of $7.5 million of Sunlight Financial LLC’s net assets from Class X Units held by Sunlight to the noncontrolling interests that hold Class EX Units.

Other Factors Affecting Liquidity and Capital Resources

Unitholders’ Distribution

Sunlight Financial LLC replaced the Prior Sunlight Financial LLC Agreement with the Fifth Amended and Restated Limited Liability Company Agreement of Sunlight (the “Sunlight A&R LLC Agreement”), which was entered into concurrently with the closing of the Business Combination. Under the Sunlight A&R LLC Agreement, SL Financial Holdings Inc., as the sole managing member of Sunlight Financial LLC, has the right to determine when distributions will be made to the holders of Sunlight Units (as defined therein) and the amount of any such distributions, except that Sunlight Financial LLC is required to make distributions to the extent and in an amount such that the Sunlight Unitholders, including Sunlight Financial Holdings Inc., receive certain tax-related distributions and to make distributions in the event of dissolution. If a distribution is paid to the members of Sunlight Financial LLC, such distribution will be made to the holders of Sunlight Units on a pro rata basis in accordance with their respective percentage ownership of Sunlight Units. Funds used by Sunlight to satisfy its tax distribution obligations will not be available for reinvestment in its business, except to the extent Sunlight Financial Holdings Inc. uses any excess cash it receives to reinvest in Sunlight Financial LLC for additional Sunlight Units.

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

Operating Lease Obligations

Sunlight’s operating lease obligations consist of its lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Sunlight leases office space at two locations: (a) 101 N. Tryon Street, Suite 1000, Charlotte, North Carolina 28246 (the “North Carolina Office Space”) and (b) 234 West 39th Street, 7th

Floor, New York, New York 10018 (the “New York Office Space”). The operating lease expense for the North Carolina Office Space was $0.4 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. The lease for the North Carolina Office Space will expire in June 2029. The operating lease expense for the New York Office Space was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The lease for the New York Office Space is scheduled to expire in October 2023.

Available Liquidity and Capital Resources

As of March 31, 2023, Sunlight’s cash and cash equivalents and restricted cash was $79.9 million, which includes $29.4 million of funding commitments and $14.4 million of other cash held for the benefit of third parties. The restricted cash held by Sunlight primarily relates to a cash held by Sunlight on behalf of a third party for whom Sunlight provides loan administration services.

Sunlight’s liquidity and its ability to fund its future capital requirements is dependent on a number of factors described below as well as its future financial performance, which is subject to general economic, financial and other factors that are beyond its control and many of which are described under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and as set forth in our Annual Report on Form 10-K for the fiscal-year ended December 31, 2022. If those factors significantly change or other unexpected factors adversely affect Sunlight, Sunlight’s business may not generate sufficient cash flow from operations or it may not be able to obtain future financings to meet its liquidity needs. In addition, the unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 has reduced Sunlight’s Direct Channel capital provider capacity, increased Sunlight’s reliance on the Indirect Channel and affected Sunlight’s ability to profitably monetize Indirect Channel Loans originated at lower interest rates. As a result, Sunlight has experienced and is expected to continue to experience losses and reduced cash generated from operations in the near term, until the significant pricing increases implemented over the past several months take effect, which is expected to negatively impact Sunlight’s future financial covenant compliance. Prior to the SVB receivership, Sunlight was in negotiations with SVB to extend the maturity date and to address Sunlight’s noncompliance with certain terms of the revolving credit facility. Sunlight continued to pursue strategic alternatives as previously announced, which resulted in entry into the Commitment & Transaction Support Agreement with the Bank Partner on April 2, 2023 pursuant to which Sunlight, among other things, entered into amendments to the Bank Partner Agreements and a Secured Term Loan with the Bank Partner. Effective April 25, 2023, Sunlight consummated the Transactions contemplated under the Commitment & Transaction Support Agreement and Sunlight entered into, among other things, the Secured Term Loan with the Bank Partner, a portion of which was used to repay the outstanding balance of the existing credit facility with SVB and terminate that credit facility. We believe that the Company obtained funds reasonably sufficient to fund our operating expenses, capital expenditure requirements, and debt service payments through at least twelve months.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure used by Sunlight’s management to evaluate operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, Sunlight believes this measure provides useful information to investors and others in understanding and evaluating Sunlight’s operating results in the same manner as Sunlight’s management and board of directors. In addition, Adjusted EBITDA provides a useful measure for period-to-period comparisons of Sunlight’s business, as it removes the effect of certain non-cash items, variable charges, non-recurring items, unrealized gains or losses or other similar non-cash items that are included in net income or expenses associated with the early stages of the business that are expected to ultimately terminate, pursuant to the terms of certain existing contractual arrangements or expected to continue at levels materially below the historical level, or that otherwise do not contribute directly to management’s evaluation of its operating results. Adjusted EBITDA is defined as net income excluding interest expense incurred in connection with Sunlight’s debt obligations, income taxes, amortization and depreciation expense, stock-based compensation expense, non-cash changes in certain financial instruments, fees paid to brokers related to the funding of loans by certain of Sunlight’s capital providers that will terminate pursuant to existing contractual arrangements, certain transaction bonuses and other expenses resulting from the Strategic Alternatives Process, and other items that management has determined are not reflective of Sunlight’s operating performance.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure used by Sunlight’s management to evaluate operating performance. Accordingly, Sunlight believes this measure provides useful information to investors and others in understanding and evaluating Sunlight’s operating results in the same manner as Sunlight’s management and board of directors. In addition, Adjusted Net Income provides a useful measure for period-to-period comparisons of Sunlight’s business, as it removes the effect of certain non-cash items, variable charges, non-recurring items, unrealized gains or losses or other similar non-cash items that are included in net income. Adjusted Net Income is defined as net income excluding non-cash changes in certain financial instruments, certain transaction bonuses and other expenses resulting from the Strategic Alternatives Process, and other items that management has determined are not reflective of Sunlight’s operating performance.

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

The following table presents a reconciliation of net income to Adjusted Net Income, Adjusted EBITDA and Free Cash Flow as well as cash from operating activities to Free Cash Flow for the three months ended March 31, 2023 and 2022, respectively (USD in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net Income (Loss)	$(34,809)	$(22,606)
Adjustments for adjusted net income (loss)
Amortization of Business Combination intangibles	8,023	22,199
Non-cash change in financial instruments	3,836	4,935
Expenses from the Strategic Alternatives Process and Other	5,780	349
Adjusted Net Income (Loss)	(17,170)	4,877
Adjustments for adjusted EBITDA
Depreciation and amortization	498	248
Interest expense	379	260
Income tax expense (benefit)	17	(2,401)
Equity-based compensation	3,555	3,860
Fees paid to brokers	360	965
Adjusted EBITDA	(12,361)	7,809
Adjustments for net cash provided by (used in) operating activities
Interest expense	(379)	(260)
Fees paid to brokers	(360)	(965)
Expenses from the Strategic Alternatives Process and Other	(5,780)	(349)
Provision for losses	2,169	638
Changes in advances, net of funding commitments	36,840	(25,619)
Changes in operating capital and other	23,832	(2,384)
Net Cash Provided by (Used in) Operating Activities	43,961	(21,130)
Adjustments for free cash flow
Capital expenditures	(1,025)	(845)
Changes in advances, net of funding commitments	(36,840)	25,619
Changes in restricted cash	77	336
Payments of Strategic Alternatives costs	5,820	—
Other changes in operating working capital	25,984	2,473
Free Cash Flow	$37,977	$6,453

The following table presents a calculation of Adjusted Net Income (Loss) per diluted Class A Share for the three months ended March 31, 2023 and 2022, respectively (USD in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022

Adjusted Net Income (Loss)	$(17,170)	$4,877

Adjusted Net Income (Loss) per Class A Share, Diluted	$(0.11)	$0.03

Weighted-average Class A Shares
Class A Shares	85,131,628	86,373,596
Class EX Units	44,973,227	47,595,455
Restricted Stock Units	5,212,382	1,904,217
Warrants	27,777,780	27,777,780
	163,095,017	163,651,048

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

Sunlight believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2023; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, including the current economic conditions and increasing interest rates, and on Sunlight’s business, makes any estimates and assumptions as of March 31, 2023 inherently less certain than they would be absent the current and potential impacts from those conditions.

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

Sunlight is obligated to repurchase non-performing loans originated by its Bank Partner from the date of origination to the date the loans are purchased from Sunlight’s Bank Partner by a Sunlight indirect channel capital provider. Sunlight does not record loans originated by its Bank Partner on its consolidated balance sheets (as Sunlight is not the originator of the loans), but Sunlight does record a liability for the losses Sunlight reasonably expects to incur in connection with Sunlight’s guarantee of its Bank Partner. Sunlight’s measurement of this liability is subject to significant judgement using historical loss experiences to estimate the likelihood that the guaranteed loans will default prior to sale and the severity of the loss Sunlight expects to incur. At March 31, 2023 and December 31, 2022, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s Bank Partner and delinquent more than 90 days was $2.3 million and $1.3 million, respectively.

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

Allowance for Losses

The allowance for financing receivable losses represents Sunlight’s best estimate of probable credit losses expected credit losses over the remaining expected life arising from financing receivables. Sunlight’s allowance for financing receivable losses is evaluated at least quarterly, and based upon management’s assessment of several factors including loss severities, asset valuations, default rates, the amounts and timing of interest or principal payments (including any expected prepayments) or other factors that are reflective of current and expected market conditions. These estimates are, in turn, dependent on factors such as the duration of current overall economic conditions, industry, portfolio, or borrower-specific factors as well as, in certain circumstances, other economic factors. Although management uses the best information available, the evaluation of these credit quality indicators requires significant judgment by Sunlight’s management to determine whether failure to collect contractual amounts is probable as well as in estimating the resulting loss allowance. Future adjustments to the allowance for financing receivable losses may be necessary due to economic, operating, regulatory and other conditions beyond Sunlight’s control. Sunlight believes that its allowance for financing receivable losses is adequate to cover probable loan losses. However, actual losses, if any, could materially differ from management’s estimates.

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

Servicing Liabilities

Sunlight has an obligation to service Indirect Channel Loans for the period from origination by Sunlight’s Bank Partner until the Indirect Channel Loans are sold to an institutional investor, financial institution or other funding source. Upon amendments to the agreements between Sunlight and its Bank Partner in December 2022, Sunlight is no longer entitled to reimburse itself for all servicing expense prior to the sale of Indirect Channel Loans. Therefore, management determined that, in accordance with ASC 860, Transfers and Servicing, the compensation Sunlight receives to service these Bank Partner Loans is less than adequate and as a result, as of March 31, 2023 and December 31, 2022, management recognized a servicing liability as part of the other liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Sunlight uses a discounted cash flow model to value its servicing liabilities using various key assumptions, such as estimation of the timing and probability of expected future sales and selection of a discount rate applied to future cash flows using Sunlight’s implied credit risk.

Sunlight Rewards™ Program

The Sunlight Rewards™ Program is a proprietary loyalty program that Sunlight offers to salespeople selling residential solar systems for Sunlight’s network of contractors. Sunlight records a contingent liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450-20, Loss Contingencies using the estimated incremental cost of each point based upon the points earned, the point redemption value, and an estimated probability of point redemption consistent with Sunlight’s historical redemption experience under the program. When a salesperson redeems points from Sunlight’s third-party loyalty program vendor, Sunlight pays the stated redemption value of the points redeemed to the vendor. If all points earned under the Sunlight Rewards™ Program were redeemed at March 31, 2023 and December 31, 2022, Sunlight would pay $2.2 million and $3.1 million, respectively, of which Sunlight recorded liabilities of $1.2 million and $1.8 million.

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

Emerging Growth Company

As an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, Sunlight is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Unless otherwise stated, Sunlight elects to adopt recent accounting pronouncements using the extended transition period applicable to private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

As previously described in Item 9A of our annual report on Form 10-K for the year ended December 31, 2022, management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 and concluded that our internal control over financial reporting as of that date was not effective because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment identified the following control deficiencies in our internal control over financial reporting as material weaknesses as of December 31, 2022:

a.Material adjustments, specifically related to goodwill impairment, deferred taxes, and interest income were identified during the annual audit.

Following the identification of the foregoing material weaknesses in December 2022, management commenced implementation of a remediation plan, which is ongoing. Management believes that the implementation of this plan will remediate the material weaknesses described above. The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

Goodwill was effectively charged off as of December 31, 2022. Management does not expect to incur additional goodwill during 2023. Therefore, this issue is effectively remediated.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2023. Based on that evaluation, except for the changes described above, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Company's Form 10-K for the Year Ended December 31, 2022 filed with the SEC on May 4, 2023, a complaint was filed by the Attorney General of the State of Minnesota entitled State of Minnesota v. Brio Energy LLC d/b/a Pure Solar Energy et al., Case No. 27-CV-22-6187 (Minn. D. Ct. 4th Dist.), in the District Court for the Fourth Judicial District in the State of Minnesota (the “Court”) on April 22, 2022. The complaint alleged that the solar companies named therein (the "Solar Defendants") used deceptive and misleading sales tactics in violation of certain Minnesota laws, and sought to hold the Company, among others, liable for any alleged misconduct of the Solar Defendants under the Minnesota “Holder Rule”. Sunlight entered into a Consent Judgment on January 10, 2023, pursuant to which Sunlight provided $9,619.05 in monetary relief while denying the allegations contained in the lawsuit.

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

On March 10, 2023, a group of plaintiffs, including Claude Mumpower, among others, filed a putative class action lawsuit in the United States Bankruptcy Court for the Western District of North Carolina (Case No. 22-50228) against Power Home Solar LLC, Jayson Waller, Sunlight Financial LLC, Dividend Solar Finance LLC, Goodleap LLC, Solar Mosaic Inc., CRB, Technology Credit Union, Digital Federal Credit Union, Digital Federal Credit Union, Addition Federal Credit Union, SLST Underlying Trust 2020-1, and Does 1-10. The plaintiffs filed an amended complaint on May 3, 2023. The lawsuit alleges that sales representatives of Power Home Solar LLC made materially false and/or misleading statements to consumers about the efficiency, effectiveness, benefits, and costs of the solar panel systems being sold by Power Home Solar LLC, and misled consumers about the availability of federal solar tax incentives. The lawsuit seeks to hold the defendants involved in financing consumers’ purchases of solar panel systems, including but not limited to Sunlight, liable for these alleged misrepresentations. The lawsuit seeks injunctive relief, rescission, compensatory damages, treble damages, statutory damages, punitive damages, and the recovery of attorneys’ fees. Sunlight believes the lawsuit and the allegations contained therein are without merit and plans to vigorously defend against them.

Sunlight is, from time to time, subject to inquiries by government entities and is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS

With the exception of the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 4, 2023.

Volatility and increases in interest rates raise our cost of capital and may adversely impact our business.

The Federal Reserve increased benchmark interest rates in March 2022, May 2022, June 2022, July 2022, September 2022, November 2022, and December 2022, as well as February 2023, March 2023, and May 2023 and has indicated its intention to continue to raise benchmark interest rates throughout 2023 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. Because our indirect channel capital providers are more sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance new systems. Rising base interest rates or credit spreads, which could be worsened by inflation, an economic recession, or other variables, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to our capital providers, which could negatively impact sales of our solar energy offerings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any of our equity securities during the three months ended March 31, 2023 that were not registered under the Securities Act.

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of our common stock during the quarter ended March 31, 2023:

Periods	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c)Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(1)
January 1 to January 31, 2023(2)	4,220	$1.29	—	$39.6
February 1 to February 28, 2023(2)	3,900	1.31	—	39.6
March 1 to March 31, 2023(2)	4,211	0.31	—	39.6
Total for Quarter Ended March 31, 2023	12,331	0.96	—

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
(2) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 4,220 shares, 3,900 shares and 4,211 shares in January 2023, February 2023, and March, 2023, respectively, in connection with the surrender of shares to cover taxes on vesting of share-based awards, which are outside of the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

As previously disclosed, on April 25, 2023, Sunlight entered into a Second Amended and Restated Loan Program Agreement (the “Solar Loan Program Agreement”) with CRB and an Amended and Restated Home Improvement Loan Program Agreement with CRB (the “HI Loan Program Agreement,” and together with the Solar Loan Program Agreement, the “Loan Program Agreements”). Section 5.6(c) of the Solar Loan Program Agreement and Section 5.6(d) of the HI Loan Program Agreement limit the maximum amount of aged loans that may be carried on CRB’s balance sheet to $10 million. If this cap is exceeded, Sunlight is required to purchase the aged loans from CRB as required to cure the violation. Sunlight has exceeded this loan cap and on May 12, 2023, CRB agreed to waive through June 30, 2023 the requirement under the Loan Program Agreements that Sunlight purchase from CRB the aged loans that exceed the $10 million cap.

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

10.1**
Commitment and Transaction Support Agreement, dated April 2, 2023, by and among Sunlight Financial Holdings Inc., Sunlight Financial LLC and Cross River Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on April 3, 2023).

10.2**
Second Amended and Restated Loan Program Agreement, dated April 25, 2023, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on May 1, 2023).

10.3**
Second Amended and Restated Loan Sale Agreement, dated April 25, 2023, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on May 1, 2023).

10.4**
Amended and Restated Home Improvement Loan Program Agreement, dated April 25, 2023, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on May 1, 2023).

10.5**
Amended and Restated Home Improvement Loan Sale Agreement, dated April 25, 2023, by and between Cross River Bank and Sunlight Financial LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39739) filed with the SEC on May 1, 2023).

10.6**
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
101
The following materials from Sunlight Financial Holdings Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Changes in Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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
May 15, 2023

By:	/s/ Rodney Yoder
Rodney Yoder
Chief Financial Officer
(Principal Financial Officer)
May 15, 2023