Form 10-Q
period 2023-06-30
Sunlight Financial Holdings Inc.
filed 2023-08-09
CIK 1821850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of August 2, 2023, 85,882,302 shares of Class A Common stock, $0.0001 par value, and 44,973,227 shares of Class C common stock, par value $0.0001 per share, were outstanding.

SUNLIGHT FINANCIAL HOLDINGS INC.
FORM 10-Q

ii

PART I
ITEM 1. FINANCIAL STATEMENTS
SUNLIGHT FINANCIAL HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$80,147	$47,515
Restricted cash	6,227	4,272
Advances (net of allowance for credit losses of $1,775 and $6,736)	6,322	45,393
Financing receivables from affiliate (net of allowance for credit losses of $100 and $94)	2,931	3,262
Financing receivables (net of allowance for credit losses of $7 and $8)	232	270
Intangible assets, net	304,584	319,920
Property and equipment, net	1,277	1,489
Due from affiliates	—	2,870
Other assets	33,059	27,204
Total assets	$434,779	$452,195

Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses	$14,469	$12,573
Funding commitments	38,181	20,400
Debt	—	20,613
Affiliate debt	52,267	—
Deferred tax liabilities	837	688
Due to affiliates	27,698	8,102
Warrants, at fair value	458	4,297
Affiliate warrants, at fair value	3,033	—
Affiliate contract derivative, at fair value	12,902	—
Affiliate guarantee obligations	15,772	3,847
Other liabilities	10,182	13,348
Total liabilities	175,799	83,868

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock; $0.0001 par value; 35,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock; $0.0001 par value; 420,000,000 shares authorized; 85,589,436 and 83,619,915 issued; and 85,562,304 and 82,307,760 outstanding as of June 30, 2023 and December 31, 2022, respectively	9	8
Class C common stock; $0.0001 par value; 65,000,000 shares authorized; 44,973,227 and 47,287,370 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	751,765	761,698
Accumulated deficit	(578,942)	(501,635)
Total capital	172,832	260,071
Treasury stock, at cost; 27,132 and 1,312,155 Class A shares as of June 30, 2023 and December 31, 2022, respectively	(21)	(15,307)
Total stockholders' equity	172,811	244,764
Noncontrolling interests in consolidated subsidiaries	86,169	123,563
Total equity	258,980	368,327
Total liabilities and stockholders' equity	$434,779	$452,195

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Revenues from non-affiliates	$(29,738)	$29,324	$(9,693)	$56,928
Revenues from affiliates	111	266	531	893
	(29,627)	29,590	(9,162)	57,821
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	4,786	5,077	8,945	9,809
Affiliate expenses	—	711	14,204	1,253
Compensation and benefits	15,327	14,138	29,473	27,263
Selling, general, and administrative	9,147	4,531	21,585	10,958
Property and technology	1,753	1,984	3,745	3,912
Depreciation and amortization	8,670	9,694	17,191	32,141
Provision for losses	7,652	3,900	9,811	4,638
Provision for losses, affiliate	(38)	142	(28)	42
	47,297	40,177	104,926	90,016
Operating loss	(76,924)	(10,587)	(114,088)	(32,195)
Other Income (Expense), Net
Interest income	433	5	650	38
Interest income, affiliate	9,947	82	15,702	133
Interest expense	(24)	(296)	(403)	(556)
Interest expense, affiliate	(2,540)	—	(2,540)	—
Change in fair value of warrant liabilities	473	13,610	3,839	8,726
Change in fair value of affiliate warrant liabilities	1,669	—	1,669	—
Change in fair value of contract derivatives, net	(129)	106	(285)	300
Change in fair value of affiliate contract derivatives, net	(670)	214	(670)	(207)
Realized gains on contract derivatives, net	76	79	199	157
Realized gains (losses) on affiliate contract derivatives, net	(12,319)	1,976	(12,319)	3,807
Other realized losses, net	(139)	(176)	(267)	(373)
Other income (expense)	554	(783)	82	(617)
Change in affiliate guarantee obligation	(3,551)	(221)	(9,505)	(211)
	(6,220)	14,596	(3,848)	11,197
Net Income (Loss) Before Income Taxes	(83,144)	4,009	(117,936)	(20,998)
Income tax benefit (expense)	—	1,650	(17)	4,051
Net Income (Loss)	(83,144)	5,659	(117,953)	(16,947)
Noncontrolling interests in (income) loss of consolidated subsidiaries	28,487	(1,543)	40,349	7,089
Net Income (Loss) Attributable to Class A Shareholders	$(54,657)	$4,116	$(77,604)	$(9,858)

Earnings Per Class A Share
Net income (loss) per Class A share
Basic	$(0.57)	$0.05	$(0.86)	$(0.11)
Diluted	$(0.59)	$0.05	$(0.87)	$(0.11)
Weighted average number of Class A shares outstanding
Basic	95,751,483	84,635,413	90,367,223	84,717,117
Diluted	140,724,710	84,668,201	135,340,450	131,433,095

See notes to unaudited condensed consolidated financial statements.

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Shares		Preferred Stock	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Class A	Class C		Class A	Class B	Class C
March 31, 2023	85,417,812	44,973,227	—	$9	$—	$—	$747,064	$(524,285)	$(17)	$222,771	$113,869	$336,640
Equity-based compensation	171,624	—	—	—	—	—	1,540	—	—	1,540	994	2,534
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	—	—	(4)	(4)	—	(4)
Issuance of warrants to affiliate	—	—	—	—	—	—	1,939	—	—	1,939	1,015	2,954
Dilution	—	—	—	—	—	—	1,222	—	—	1,222	(1,222)	—
Net loss	—	—	—	—	—	—	—	(54,657)	—	(54,657)	(28,487)	(83,144)
June 30, 2023	85,589,436	44,973,227	—	$9	$—	$—	$751,765	$(578,942)	$(21)	$172,811	$86,169	$258,980

December 31, 2022	83,619,915	47,287,370	—	$8	$—	$—	$761,698	$(501,635)	$(15,307)	$244,764	$123,563	$368,327
Equity-based compensation	972,122	—	—	—	—	—	3,064	—	—	3,064	2,133	5,197
Shares withheld related to net share settlement of equity awards	—	—	—	—	—	—	—	—	(5)	(5)	—	(5)
Issuance of warrants to affiliate	—	—	—	—	—	—	1,939	—	—	1,939	1,015	2,954
Class EX unit & Class C share exchange	997,399	(2,314,143)	—	1	—	—	(8,670)	—	15,291	6,622	(6,622)	—
Dilution	—	—	—	—	—	—	(6,266)	—	—	(6,266)	6,266	—
Cumulative ASC 326 adoption effect	—	—	—	—	—	—	—	297	—	297	163	460
Net loss	—	—	—	—	—	—	—	(77,604)	—	(77,604)	(40,349)	(117,953)
June 30, 2023	85,589,436	44,973,227	—	$9	$—	$—	$751,765	$(578,942)	$(21)	$172,811	$86,169	$258,980

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

SUNLIGHT FINANCIAL HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(117,953)	$(16,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,191	32,141
Provision for losses	9,811	4,638
Provision for losses, affiliate	(28)	42
Change in fair value of warrant liabilities	(3,839)	(8,726)
Change in fair value of affiliate warrant liabilities	(1,669)	—
Change in fair value of contract derivatives, net	285	(300)
Change in fair value of affiliate contract derivatives, net	670	207
Other expense (income)	(82)	828
Change in affiliate guarantee obligation	9,505	—
Share-based payment arrangements	6,270	8,652
Deferred income tax benefit	—	(4,051)
Increase (decrease) in operating capital:
Decrease (increase) in advances	39,656	(25,206)
Decrease (increase) in other assets	5,535	2,915
Increase (decrease) in accounts payable and accrued expenses	5,493	(2,088)
Increase (decrease) in funding commitments	17,781	(6,182)
Increase (decrease) in due to affiliates	68,021	(1,977)
Decrease in other liabilities	(496)	(1,946)
Net cash provided by (used in) operating activities	56,151	(18,000)

Cash Flows From Investing Activities
Return of investments in affiliate loan pool participations	353	579
Return of investments in loan principal repayments	40	7
Payments to acquire loans	(10,007)	(1,355)
Payments to acquire loans from affiliate	—	(83)
Payments to acquire property and equipment	(1,584)	(1,265)
Net cash used in investing activities	(11,198)	(2,117)

Cash Flows From Financing Activities
Proceeds from borrowings under affiliate debt	17,000	—
Repayments of borrowings under line of credit	(20,612)	—
Payments for share-based payment tax withholding	(16)	(103)
Payments for repurchase of common stock	—	(2,004)
Payment of capital distributions	—	(1,182)
Payment of debt issuance costs	(6,738)	—
Net cash used in financing activities	(10,366)	(3,289)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	34,587	(23,406)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	51,787	93,900

Cash, Cash Equivalents, and Restricted Cash, End of Period	$86,374	$70,494

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$384	$559
Cash paid during the period for income taxes, net	—	3,360

	For the Six Months Ended June 30,
	2023	2022
Noncash Investing and Financing Activities
Distributions declared, but not paid	$—	$1,330
Affiliate debt borrowings, paid in-kind	59,987	—
Affiliate deferred financing costs, paid in-kind	2,658	—
Capital expenditures incurred but not yet paid	502	400
Warrant issuance	7,656	—
Reclassification of warrants as equity	682	—
Deferred financing costs not paid	2,658	—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share, per share, unit, and per unit data)

Note 1. Organization and Business

Sunlight Financial Holdings Inc. (the “Company” or, together with its consolidated subsidiaries, “Sunlight”) is a technology-enabled point-of-sale finance company. Sunlight Financial LLC, its accounting predecessor and wholly-owned subsidiary, was organized as a Delaware limited liability company on January 23, 2014.

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

Sunlight arranges for the origination of Loans by third-party lenders in two distinct ways:

Indirect Channel Loans — Sunlight arranges for Loans (“Indirect Channel Loans”) to be originated by Cross River Bank, Sunlight’s issuing bank partner (“Bank Partner” or “CRB”) through program agreements with its Bank Partner that govern the terms and conditions with respect to originating and servicing the Indirect Channel Loans, and Sunlight pays its Bank Partner a fee based on the principal balance of Loans originated by Sunlight’s Bank Partner. Sunlight’s Bank Partner funds these Loans by remitting funds to Sunlight, and Sunlight is thereafter responsible for making the appropriate payments to the relevant contractor. Sunlight later arranges for the sale of certain Indirect Channel Loans, or participations therein, to third parties (“Indirect Channel Loan Purchasers”). While Sunlight’s Bank Partner is the owner of the Indirect Channel Loans until the loans are sold to Indirect Channel Loan Purchasers, Sunlight retains economic exposure to the Loans until they are sold. Sunlight profits when the price that Indirect Channel Loan Purchasers pay for the Indirect Channel Loans exceeds the Bank Partner’s cost basis in the loans. Sunlight incurs a loss when the price that Indirect Channel Loan Purchasers pay for the Indirect Channel Loans is less than the Bank Partner’s cost basis in the loans.

Direct Channel Loans — Sunlight arranges for remaining Loans (“Direct Channel Loans”) to be originated and retained by third parties (“Direct Channel Partners”). The Direct Channel Partners originate the Direct Channel Loans directly, using their own credit criteria. These Direct Channel Partners pay for Direct Channel Loans by remitting funds to Sunlight, and Sunlight is thereafter responsible for making the appropriate payments to the relevant contractor. Sunlight earns income from the difference between the cash amount paid by a Direct Channel Partner to Sunlight for a given Direct Channel Loan and the dollar amount due to the contractor for such Direct Channel Loan. Sunlight does not participate in the ongoing economics of the Direct Channel Loans and, generally, does not retain any obligations with respect thereto except for certain ongoing fee-based administrative services and loan servicing performed by Sunlight.

Liquidity and Going Concern — Sunlight continues to evaluate whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within twelve months after the date that the consolidated financial statements are issued. Since the second half of 2022, most of Sunlight’s Funded Loans have been Indirect Channel Loans held by the Bank Partner on its balance sheet until directed by Sunlight to sell these Loans to Indirect Channel Loan Purchasers. This has significantly increased Sunlight’s economic exposure and impacted Sunlight’s ability to generate cash when it is not able to sell these Loans (a) at or above previously forecasted pricing, (b) at or above Sunlight’s cost basis in these Loans, or (c) within previously forecasted timeframes.

The Bank Partner Agreements (Note 9) capped the total amount of Indirect Channel Loans held by the Bank Partner at $550.0 million as of June 30, 2023. In addition, the secured term loan (“Secured Term Loan”) described in Note 5 also requires Sunlight to comply with additional covenants including holding a minimum balance of $20.0 million of unrestricted cash in accounts with its Bank Partner. The Indirect Channel Loans held by the Bank Partner during the first half of 2023 included a significant amount of funded but unsold loans which were credit approved prior to certain pricing actions that Sunlight took in the third and fourth quarters of 2022 (the “Backbook Loans”).

In the first half of 2023, Sunlight sold most of the Backbook Loans at a loss. In an effort to address rapidly rising interest rates and other market conditions that negatively impacted Sunlight’s ability to sell Indirect Channel Loans at a profit, Sunlight took pricing actions in the third and fourth quarters of 2022 and also in the first half of 2023 with the expectation that it would be able to sell these Indirect Channel Loans to Indirect Channel Loan Purchasers at a profit to provide cash and cash equivalents that would be reasonably sufficient to fund Sunlight’s operating expenses, capital expenditure requirements, and debt service payments through at least twelve months. However, starting in the second quarter of 2023, market conditions relating to the pricing and terms of the sales of Indirect Channel Loans to Indirect Channel Loan

Purchasers have unexpectedly deteriorated, and Sunlight has not been able to and does not expect to be able to sell Indirect Channel Loans to Indirect Channel Loan Purchasers in previously expected volumes, on previously expected terms and conditions, or within previously expected timeframes.

Sunlight believes that the aggregate impact of these ongoing factors (negative current market conditions resulting in lower loan volumes, sales of Indirect Channel Loans at losses, Sunlight’s potential inability to sell enough loans under current market conditions to enable Sunlight to comply with the total loan cap under the Bank Partner Agreements, and Sunlight’s current expectations regarding the longevity of unfavorable market conditions) will result in greater uses of cash, a materially lower cash balance, and less available liquidity than previously anticipated and will have a material impact on Sunlight’s liquidity, cash, and ability to attract new capital if not resolved in a timely manner, which raises substantial doubt about Sunlight’s ability to continue as a going concern.

While Sunlight has received a waiver from its Bank Partner regarding its non-compliance with the minimum cash held at Bank Partner covenant and certain nonfinancial covenants under the Secured Term Loan, there is no assurance that Sunlight’s Bank Partner will further amend the Secured Term Loan or Bank Partner Agreements to increase borrowings available to Sunlight to accommodate the decline in platform fees or to address Sunlight’s inability to sell loans in the current market environment, and there is no assurance that Sunlight’s Bank Partner will provide future waivers. At the same time that Sunlight continues to engage in discussions with Sunlight’s Bank Partner, under the supervision and oversight of Sunlight’s Board of Directors, Sunlight (with the assistance of a financial advisory firm) continues to explore all available strategic alternatives and other available options for Sunlight, and Sunlight’s Board is considering all available options, including selling the Company or a restructuring of the Company through a privately negotiated transaction or a court process.

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

Certain prior period amounts have been reclassified to conform to the current period's presentation. In particular, transactions with Sunlight’s Bank Partner, which Sunlight considers an affiliate upon closing of Bank Partner Agreements on April 25, 2023 (Note 9), were reclassified during periods Sunlight did not consider its Bank Partner an affiliate for comparative purposes.

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

A wholly-owned subsidiary of Sunlight Financial Holdings Inc. is the managing member of Sunlight Financial LLC, in which existing unitholders hold a 34.4% and 35.9% noncontrolling interest, net of unvested Class EX Units (Note 6), at June 30, 2023 and December 31, 2022, respectively.

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

Sunlight follows this hierarchy for its financial instruments, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes Sunlight’s financial instruments hierarchy at June 30, 2023:

Level	Financial Instrument	Measurement
1	Cash and cash equivalents and restricted cash	Estimates of fair value are measured using observable, quoted market prices, or Level 1 inputs.
	Public Warrants	Estimates of fair value are measured using observable, quoted market prices of Sunlight’s warrants.
2	Servicing liabilities	Estimates of fair value are measured based upon observable market data.
3	Loans and loan participations, held-for-investment	Estimated fair value is generally determined by discounting the expected future cash flows using inputs such as discount rates.
	Affiliate and non-affiliate contract derivatives	Estimated fair value based upon discounted expected future cash flows arising from the contract.
	Private Placement Warrants and warrants issued to affiliate	Estimated fair value based upon quarterly valuation estimates of warrant instruments, based upon quoted prices of Sunlight’s Class A shares and warrants thereon as well as fair value inputs provided by an independent valuation firm.

Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of Sunlight’s Level 3 financial instruments. Sunlight’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that financial instrument. At June 30, 2023, Sunlight’s valuation process for Level 3 measurements, as described below, was conducted internally or by an independent valuation firm and reviewed by management.

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

Valuation of Contract Derivative — Management considers Sunlight's contracts under which Sunlight (a) arranged Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems until December 2022 and the fees Sunlight pays to its Bank Partner to arrange Indirect Channel Loans for the purchase and installation of both residential solar energy systems and home improvements other than residential solar energy systems starting April 2023 (“Contract Derivative 1”) and (b) earns income from the prepayment of certain of those Loans sold to an Indirect Channel Loan Purchaser (“Contract Derivative 2”), both considered derivatives under GAAP, as Level 3 financial instruments in the fair value hierarchy as such instruments represent bilateral, nontraded agreements for which there is limited market activity. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of the contracts.

Valuation of Servicing Liabilities — Sunlight assumes an obligation to service certain loans when originated. Sunlight evaluates compensation it receives to service these loans, if any, against the servicing costs a willing market participant would require to service loans with similar characteristics to service such loans. At June 30, 2023 and December 31, 2022, Sunlight determined that the compensation it receives for certain servicing agreements are less than the estimated market cost to service and recognized a liability reported within Other Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheet. Servicing liabilities are considered Level 2 financial instruments, as the primary components of the fair value are obtained from observable inputs based on market data, reasonably adjusted for assumptions that would be used by market participants to service loans on the balance sheet of Sunlight’s Bank Partner, for which market data is not available.

Valuation of Warrants — Management considers the Private Placement Warrants and certain contingently issuable warrants issuable to Sunlight’s Bank Partner (Note 6) redeemable for Sunlight’s equity as Level 3 liabilities in the fair value hierarchy as liquid markets do not exist for such liabilities. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of Sunlight’s warrants, which includes models that include estimates of volatility, the value of Sunlight’s stock, contractual terms, discount rates, dividend rates, expiration dates, and risk-free rates.

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

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$80,147	$47,515
Restricted cash and cash equivalents	6,227	4,272
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows(a)	$86,374	$51,787
a.As of June 30, 2023 and December 31, 2022, Sunlight held $28.1 million and $3.5 million, respectively, on deposit with Sunlight’s Bank Partner.

Financing Receivables — Sunlight records financing receivables for (a) advances that Sunlight remits to contractors to facilitate the installation of residential solar systems and the construction or installation of other home improvement projects, (b) loans held by Sunlight, and (c) loan participations Sunlight purchased from its Bank Partner.

Advances — In certain circumstances, Sunlight will provide a contractually agreed upon percentage of cash to a contractor related to a Loan that has not yet been funded by either a Direct Channel Partner or its Bank Partner as well as amounts funded to contractors in anticipation of loan funding. Such advances are generally repaid upon the earlier of (a) a specified number of days from the date of the advance outlined within the respective contractor contract or (b) the substantial installation of the residential solar system or the construction or installation of other home improvement projects. In either case, Sunlight will net such amounts advanced from payments otherwise due to the related contractor. Sunlight carries advances at the amount advanced, net of allowances for losses and charge-offs. In the first quarter of 2023, Sunlight suspended its advance program, aside from advance made to its equipment suppliers, and has significantly reduced outstanding advances.

Loans and Loan Participations — Sunlight recognizes Indirect Channel Loans purchased from Sunlight’s Bank Partner as well as its 5.0% participation interests in Indirect Channel Loans issued by Sunlight’s Bank Partner as financing receivables held-for-investment based on management's intent, and Sunlight's ability, to hold those investments through the foreseeable future or contractual maturity. Financing receivables that are held‑for‑investment are carried at their aggregate outstanding face amount, net of applicable (a) unamortized acquisition premiums and discounts, (b) allowance for losses and (c) charge-offs or write-downs of impaired receivables. If management determines a loan or loan participation is impaired, management writes down the loan or loan participation through a charge to the provision for losses. See “Impairment” for additional discussion regarding management’s determination for loan losses. Sunlight applies the interest method to amortize acquisition premiums and discounts or on a straight-line basis when it approximates the interest method. Sunlight has not acquired any material loans with deteriorated credit quality that were not charged off upon purchase.

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

To the extent Sunlight’s credit exposures share risk characteristics with other similar exposures, such credit exposure is collectively assessed for impairment, which includes Sunlight’s loan and loan participations and certain advances. If an exposure does not share risk characteristics with other exposures, Sunlight generally estimates expected credit losses on an individual basis, considering expected repayment and conditions impacting that individual credit exposure, which primarily applies to advances to certain contractors. The assessment of risk characteristics is subject to management’s significant judgment. Emphasizing one characteristic over another or considering additional characteristics could affect the allowance. Refer to Note 3 for risk characteristics applicable to Sunlight’s financing receivables.

Estimating the timing and amounts of future cash flows is highly judgmental as these cash flow projections rely upon estimates such as loss severities, asset valuations, default rates, the amounts and timing of interest or principal payments (including any expected prepayments), or other factors that are reflective of current and expected market conditions. These estimates are, in turn, dependent on factors such as the duration of current overall economic conditions, industry, portfolio, or borrower-specific factors as well as, in certain circumstances, other economic factors. All of these estimates and assumptions require significant management judgment and certain assumptions are highly subjective. Actual losses, if any, could materially differ from these estimates.

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

Loans and Loan Participations, Held-For-Investment — Sunlight separately aggregates (a) performing loans and (b) loan participations into pools for the evaluation of impairment based on like characteristics, such as loan type and acquisition date. Pools of loans are evaluated based on criteria such as an analysis of borrower performance, credit ratings of borrowers, and historical trends in defaults and loss severities for the type and seasoning of loans and loan participations under evaluation.

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

Intangible Assets, Net — Sunlight identified the following intangible assets, recorded at fair value upon closing of the Business Combination (Note 6), and carried at a value net of amortization over their estimated useful lives on a straight-line basis. Sunlight’s intangible assets are evaluated for impairment on at least a quarterly basis:

	Estimated Useful Life (in Years)			Carrying Value
Asset				June 30, 2023	December 31, 2022
Contractor relationships(a)	11.5			$350,000	$350,000
Trademarks/ trade names(b)	10.0			7,900	7,900
Developed technology(c)	3.0	—	5.0	12,807	11,163
				370,707	369,063
Accumulated amortization(d)(e)(f)				(66,123)	(49,143)
				$304,584	$319,920
a.Represents the value of existing contractor relationships of Sunlight estimated using a multi-period excess earnings methodology.
b.Represents the trade names that Sunlight originated or acquired and valued using a relief-from-royalty method.
c.Represents technology developed by Sunlight for the purpose of generating income for Sunlight, and valued using a replacement cost method.
d.Amounts include amortization expense of $0.5 million, $0.2 million, $0.8 million and $0.3 million related to capitalized internally developed software costs for the three and six months ended June 30, 2023 and 2022, respectively.
e.Includes amortization expense of $8.6 million, $9.6 million, $17.0 million and $31.9 million for the three and six months ended June 30, 2023 and 2022, respectively.
f.At June 30, 2023, the approximate aggregate annual amortization expense for definite-lived intangible assets, including capitalized internally developed software costs as a component of capitalized developed technology, are as follows:

	Developed Technology	Other Identified Intangible Assets	Total
July 1, through December 31, 2023	$1,637	$15,727	$17,364
2024	3,267	31,285	34,552
2025	2,563	31,199	33,762
2026	846	31,199	32,045
2027	—	31,199	31,199
Thereafter	—	155,662	155,662
	$8,313	$296,271	$304,584

Property and Equipment, Net — Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

	Estimated Useful Life (in Years)			Carrying Value
Asset Category				June 30, 2023	December 31, 2022
Furniture, fixtures, and equipment	5			$1,512	$1,512
Computer hardware	5			1,328	1,328
Computer software	1	—	3	278	338
				3,118	3,178
Accumulated amortization and depreciation(a)				(1,841)	(1,689)
				$1,277	$1,489
a.Includes depreciation expense of $0.1 million, $0.1 million, $0.2 million and $0.2 million for the three and six months ended June 30, 2023 and 2022, respectively.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with its Bank Partner, Direct Channel Partners, and contractors, each of Sunlight’s Direct Channel Partners and its Bank Partner periodically remits to Sunlight the cash related to loans the funding source has originated. Sunlight has committed to funding such amounts, less any amounts Sunlight is entitled to retain, to the relevant contractor when certain milestones relating to the installation of residential solar systems or the construction of installation of other home improvement projects underlying the consumer receivable have been reached. Sunlight presents any amounts that Sunlight retains in anticipation of a contractor completing an installation milestone as “Funding Commitments” on the accompanying Unaudited Condensed Consolidated Balance Sheets, which totaled $38.2 million and $20.4 million at June 30, 2023 and December 31, 2022, respectively.

Debt — Sunlight records a liability for its debt obligations at the principal borrowed, adjusted for premiums or discounts and deferred financing costs. Upon closing the Bank Partner Agreements, Sunlight allocated proceeds from the initial amounts borrowed under the facility to warrants issued to its Bank Partner recognized at fair value (Note 6) and a derivative embedded within the Bank Partner Agreements recognized at fair value (Note 4). As a result, Sunlight recorded the Secured Term Loan at the residual value, representing a discount to the outstanding principal that Sunlight amortizes as a component of interest expense using the interest method.

Guarantees — Sunlight records liabilities for the guarantees it makes for certain Loans, including guarantees Sunlight makes to its Bank Partner for Indirect Channel Loans on the Bank Partner’s balance sheet, if Sunlight determines that it is probable that it will have to repurchase those loans, in an amount based on the likelihood of such repurchase and the loss, if any, Sunlight expects to incur in connection with its repurchase of Loans that may have experienced credit deterioration since the time of the loan’s origination.

Warrants — Sunlight has public and private placement warrants classified as liabilities as well as warrants issued to a Direct Channel Partner classified as equity. Additionally, Sunlight issued contingently-exercisable warrants and immediately-exercisable warrants to its Bank Partner in April 2023 that Sunlight classified as liabilities and equity, respectively. Sunlight classifies as equity any equity-linked contracts that (a) require physical settlement or net-share settlement or (b) give Sunlight a choice of net-cash settlement or settlement in Sunlight’s own shares (physical settlement or net-share settlement). Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

Sunlight classifies as assets or liabilities any equity-linked contracts that (a) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside Sunlight’s control) or (b) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). For equity-linked contracts that are classified as liabilities, Sunlight records the fair value of the equity-linked contracts at each balance sheet date and records the change in the statements of operations as gains (losses) from changes in fair value of warrant liabilities. Sunlight’s public warrant liability is valued using observable market prices for those public warrants. Sunlight’s private placement warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. Sunlight’s warrants issued to a Direct Channel Partner are valued using a Black-Scholes pricing model based on observable market prices for public shares and warrants. Contingently-exercisable warrants issued to Sunlight’s Bank Partner are valued on a probability-weighted Black-Scholes pricing model based on observable market prices for public shares. The assumptions used in preparing these models include estimates such as volatility, Sunlight’s Class A share price, contractual terms, discount rates, dividend yield, expiration dates and risk-free rates.

Distributions Payable — Sunlight Financial LLC accrues estimated tax payments to holders of its members’ equity when earned in accordance with Sunlight Financial LLC’s organizational agreements. On June 30, 2022, Sunlight accrued $1.5 million, or $0.03 per Class EX Unit, to its noncontrolling interests. Ratable estimated tax payments from Sunlight Financial LLC to members consolidated by Sunlight are eliminated in consolidation. As of June 30, 2023, Sunlight Financial LLC did not generate taxable income during the year ended June 30, 2023 and expects to use tax distributions already declared to offset future estimated tax liability distributions, if any.

Other Assets and Accounts Payable, Accrued Expenses, and Other Liabilities — At June 30, 2023 and December 31, 2022, (a) other assets included Sunlight’s contract derivatives, right-of-use assets arising from operating leases, prepaid expenses, accounts receivable, and interest receivable, and (b) accounts payable, accrued expenses, and other liabilities included Sunlight’s non-affiliate guarantee liability, lease liabilities, servicing liabilities, accrued compensation, and other payables.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Platform fees, net(a)
Platform fees	$(30,894)	$27,810	$(12,985)	$53,645
Platform fees from affiliate	(4)	63	(4)	382
	(30,898)	27,873	(12,989)	54,027
Other Revenues(b)
Other revenues	1,156	1,514	3,292	3,283
Other revenues from affiliate	115	203	535	511
	1,271	1,717	3,827	3,794
	$(29,627)	$29,590	$(9,162)	$57,821
a.Amounts presented net of variable consideration in the form of rebates to certain contractors.
b.Includes loan portfolio management, administration, and other ancillary fees Sunlight earns that are incidental to its primary operations.

Platform Fees, Net — Sunlight arranges Loans for the purchase and installation of residential solar energy systems and home improvements other than residential solar energy systems on behalf of its Direct Channel Partners, Bank Partner, and Indirect Channel Loan Purchasers. As agent, Sunlight presents platform fees on a net basis at the time that Direct Channel Partners or Indirect Channel Loan Purchasers obtain control of the service provided to facilitate their origination or purchase of a Loan, which is no earlier than when Sunlight delivers loan documentation to the customer. Sunlight wholly satisfies its performance obligation to Direct Channel Partners, Bank Partner, and Indirect Channel Loan Purchasers, as it relates to such platform fees, upon origination or purchase of a Loan. Sunlight considers rebates offered by Sunlight to certain contractors in exchange for volume commitments as variable components to transaction prices; such variability resolves upon the contractor’s satisfaction of their volume commitment.

The contracts under which Sunlight (a) arranges Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems until December 2022 and (b) earns income from the prepayment of certain Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems sold to an Indirect Channel Loan Purchaser are considered derivatives under GAAP. As such, Sunlight’s revenues exclude the platform fees that Sunlight earns in connection with these contracts. Instead, Sunlight records realized gains on the derivatives within “Realized Gains on Contract Derivative, Net” and “Realized Gains on Affiliate Contract Derivative, Net” in the accompanying Unaudited Condensed Consolidated Statements of Operations. Sunlight realized gains (losses) of $0.1 million, $2.1 million, $0.2 million and $4.0 million, for the three and six months ended June 30, 2023 and 2022, respectively, in connection with such platform fees excluded from GAAP revenues (Note 4). Sunlight recognized platform fee revenue for its facilitation of Direct Channel Loans for the purchase and installation of home improvements other than residential solar energy systems of $0.3 million, $1.1 million, $1.9 million and $1.6 million, for the three and six months ended June 30, 2023 and 2022, respectively.

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

Affiliate Expenses — Sunlight incurs certain costs in connection with agreements with its Bank Partner, which include origination costs, loan sale fees, and administrative expenses, that Sunlight expenses as incurred and earned by its Bank Partner.

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

In accordance with the operating agreement of Sunlight Financial LLC, to the extent possible without impairing its ability to continue to conduct its business and activities, and in order to permit its member to pay taxes on the taxable income allocated to those members, Sunlight Financial LLC is required to make distributions to the member in the amount equal to the estimated tax liability of the member computed as if the member paid income tax at the highest marginal federal and state rate applicable to a corporate entity or individual resident in New York, New York to the extent Sunlight’s operations generate taxable income allocable to the applicable member. Sunlight Financial LLC did not declare any distributions during the three and six months ended June 30, 2023, and declared $1.3 million and $2.7 million of distributions during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, Sunlight Financial LLC does not expect to generate taxable income during the current tax year and expects to use unpaid tax distributions already declared to offset future estimated tax liability distributions, if any. Consequently, Sunlight Financial LLC did not declare any further distributions through June 30, 2023.

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

ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting — In March 2020, the FASB issued ASU No. 2020-04, which provides optional expedients for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2024. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. Sunlight does not expect the adoption of ASU 2020-04, as updated by ASU 2021-01 Reference Rate Reform (Topic 848): Scope, and ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 to have a material impact on its consolidated financial statements.

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

Note 3. Financing Receivables

Sunlight recognizes receivables primarily related to (a) advances that Sunlight remits to contractors to facilitate the installation of residential solar energy systems and home improvement equipment, (b) Indirect Channel Loans held by Sunlight that it purchased from its Bank Partner and other parties, and (c) undivided 5.0% loan participations in certain Indirect Channel Loans that Sunlight purchased from its Bank Partner. The following tables summarize Sunlight’s financing receivables and changes thereto:

	Advances(a)	Other Financing Receivables(b)		Total
		Loan Participations from Affiliate(c)	Balance Sheet Loans(d)
June 30, 2023
Amounts outstanding	$8,097	$3,271	$268	$11,636
Unamortized discount	—	(240)	(29)	(269)
Allowance for credit losses	(1,775)	(100)	(7)	(1,882)
Carrying value	$6,322	$2,931	$232	$9,485
December 31, 2022
Amounts outstanding	$52,129	$3,635	$309	$56,073
Unamortized discount	—	(279)	(31)	(310)
Allowance for credit losses	(6,736)	(94)	(8)	(6,838)
Carrying value	$45,393	$3,262	$270	$48,925
a.Represents advance payments made by Sunlight to certain contractors, generally on a short-term basis, in anticipation of a project’s substantial completion, including advances of $1.0 million and $1.5 million, net of allowances of $0.5 million and $0.1 million, to Sunlight contractors not associated with specific installation projects at June 30, 2023 and December 31, 2022, respectively.
b.No loans or loan participations were individually evaluated for impairment at June 30, 2023 or December 31, 2022.
c.Represents Sunlight’s 5.0% participation interest in a pool of residential solar loans held by Sunlight’s Bank Partner.
d.Represents Indirect Channel Loans purchased by Sunlight from its Bank Partner and other parties.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Allowance for Credit Losses — Advances
Beginning Balance	$2,319	$505	$6,736	$238
Provision for credit losses(a)	(200)	2,982	(699)	3,249
Realized losses(b)	(344)	—	(4,262)	—
Ending Balance	$1,775	$3,487	$1,775	$3,487

Allowance for Credit Losses — Loan Participations
Beginning Balance	$143	$31	$94	$140
Provision for credit losses	(38)	142	16	42
Realized losses	(5)	(66)	(10)	(75)
Ending Balance	$100	$107	$100	$107

Allowance for Credit Losses — Balance Sheet Loans
Beginning Balance	$8	$42	$8	$8
Provision for credit losses	7,852	918	10,007	1,389
Realized losses	(7,853)	(921)	(10,008)	(1,358)
Ending Balance	$7	$39	$7	$39

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Changes in Carrying Value — Loan Participations
Beginning Balance	$3,036	$3,911	$3,263	$4,059
Proceeds from principal repayments, net	(161)	(206)	(353)	(497)
Accretion of loan discount	18	17	37	60
Provision for credit losses	38	(142)	(16)	(42)
Ending Balance	$2,931	$3,580	$2,931	$3,580

Changes in Carrying Value — Balance Sheet Loans
Beginning Balance	$233	$215	$269	$254
Purchases, net(c)	7,846	990	10,007	1,438
Proceeds from principal repayments, net	5	(73)	(40)	(89)
Accretion of loan discount	—	—	3	—
Provision for credit losses	(7,852)	(918)	(10,007)	(1,389)
Ending Balance	$232	$214	$232	$214
a.Includes an adjustment of $0.5 million to provision for credit losses during the six months ended June 30, 2023 upon adoption of ASC 326 effective January 1, 2023.
b.Sunlight charged-off advances totaling $4.4 million for the six months ended June 30, 2023, of which $3.6 million was attributable to one of Sunlight’s contractors during the three months ended March 31, 2023.
c.During the three and six months ended June 30, 2023 and 2022, Sunlight purchased 167, 24, 247 and 48 Indirect Channel Loans with an aggregate UPB of $6.6 million, $0.6 million, $9.1 million and $1.1 million, respectively.

Advances — The following section presents certain characteristics of Sunlight’s advances.

Risk Ratings — As further described in Note 2, management evaluates Sunlight’s advances for impairment using risk ratings assigned on a scale of “1” (low risk) through “5” (higher risk). The following table allocates the advance amount outstanding based on Sunlight’s internal risk ratings:

		Total
Risk Tier(a)		Contractors	Amount Outstanding	% of Amount Outstanding
June 30, 2023
1	Low risk	40	$2,304	28.5%
2	Low-to-medium risk	68	2,490	30.8
3	Medium risk	26	884	10.9
4	Medium-to-high risk	9	261	3.2
5	Higher risk	2	2,158	26.6
		145	$8,097	100.0%
December 31, 2022
1	Low risk	130	$14,585	28.0%
2	Low-to-medium risk	152	23,686	45.4
3	Medium risk	70	3,868	7.4
4	Medium-to-high risk	28	9,793	18.8
5	Higher risk	8	197	0.4
		388	$52,129	100.0%
a.At June 30, 2023 and December 31, 2022, the average risk rating of Sunlight’s advances was 2.7 (“medium risk”) and 2.2 (“low-to-medium risk”), weighted by total advance amounts outstanding, respectively.

Delinquencies — The following table presents the payment status of advances held by Sunlight:

Payment Delinquency	Amount Outstanding(a)	% of Amount Outstanding
June 30, 2023
Current	$3,008	42.3%
Less than 30 days	143	2.0
30 days	156	2.2
60 days	59	0.8
90+ days(b)	3,751	52.7
	$7,117	100.0%
December 31, 2022
Current	$27,257	53.8%
Less than 30 days	7,456	14.7
30 days	5,197	10.3
60 days	3,099	6.1
90+ days(b)	7,620	15.1
	$50,629	100.0%
a.Excludes advances of $1.0 million and $1.5 million to Sunlight contractors not associated with specific installation projects and was not delinquent at June 30, 2023 and December 31, 2022, respectively.
b.As further discussed in Note 2, Sunlight generally evaluates amounts delinquent for 90 days or more for impairment. Sunlight assessed advances 90 days or more, along with other factors that included the contractor’s risk tier and historical loss experience, and established loss allowances of $1.3 million and $2.0 million at June 30, 2023 and December 31, 2022, respectively.

Concentrations — The following table presents the concentration of advances, by counterparty:

	June 30, 2023		December 31, 2022
Contractor	Amount Outstanding	% of Total	Amount Outstanding	% of Total
1	$2,146	26.5%	$4,326	8.3%
2	511	6.3	554	1.1
3	278	3.4	2,711	5.2
4	211	2.6	241	0.5
5	164	2.0	—	—
6	154	1.9	—	—
7	136	1.7	10	—
8	134	1.7	34	0.1
9	126	1.6	7,348	14.1
10	122	1.5	99	0.2
Other(a)	4,115	50.8	36,806	70.5
	$8,097	100.0%	$52,129	100.0%
a.At June 30, 2023 and December 31, 2022, Sunlight recorded advances receivable from 135 and 378 counterparties not individually listed in the table above with average balances of $0.0 million and $0.1 million, respectively. At December 31, 2022, Sunlight recorded advances receivable from individual counterparties of $4.1 million, $3.9 million, $1.4 million and $1.0 million that represent the largest advance concentrations included in “Other,” based on the amount outstanding.

Vintage — The following table presents the amortized cost basis by year of origination and credit quality indicators of advances held by Sunlight at June 30, 2023:

		Year of Origination(a)
		2023	2022	2021	Prior	Total
Risk Tier
1	Low risk	$1,512	$293	$—	$—	$1,805
2	Low-to-medium risk	1,663	764	35	28	2,490
3	Medium risk	754	130	—	—	884
4	Medium-to-high risk	21	49	74	117	261
5	Higher risk	—	1,677	—	—	1,677
		$3,950	$2,913	$109	$145	$7,117
Payment Delinquency
Current		$3,008	$—	$—	$—	$3,008
Less than 30 days		143	—	—	—	143
30 days		156	—	—	—	156
60 days		59	—	—	—	59
90+ days(b)		584	2,913	109	145	3,751
		$3,950	$2,913	$109	$145	$7,117

Current-period gross write-offs(c):
For the Three Months Ended June 30, 2023		$54	$354	$—	$—	$408
For the Six Months Ended June 30, 2023		427	4,244	—	182	4,853
a.Excludes advances of $1.0 million and $1.5 million to Sunlight contractors not associated with specific installation projects and was not delinquent at June 30, 2023 and December 31, 2022, respectively.
b.As discussed in Note 2, Sunlight generally evaluates amounts 90 days or more past due for impairment. Sunlight assessed advances 90 days or more past due, along with other factors that included the contractor’s risk tier and historical loss experience, and established loss allowances of $1.3 million and $2.0 million at June 30, 2023 and December 31, 2022, respectively.
c.Excludes $0.0 million and $0.5 million of recoveries during the three and six months ended June 30, 2023, respectively.

Loans and Loan Participations — The following section presents certain characteristics of Sunlight’s investments in loans and loan participations. Unless otherwise indicated, loan participation amounts are shown at Sunlight’s 5.0% interest in the underlying loan pool held by Sunlight’s Bank Partner.

Delinquencies — The following table presents the payment status of loans and loan participations held by Sunlight:

Payment Delinquency(a)	Loan Participations from Affiliate		Balance Sheet Loans(b)		Total
	Loans	UPB	Loans	UPB	Loans	UPB	% of UPB
June 30, 2023
Current	3,181	$3,189	16	$268	3,197	$3,457	97.7%
Less than 30 days	60	58	—	—	60	58	1.6
30 days	6	7	—	—	6	7	0.2
60 days	10	14	—	—	10	14	0.4
90+ days	3	3	—	—	3	3	0.1
	3,260	$3,271	16	$268	3,276	$3,539	100.0%
December 31, 2022
Current	3,302	$3,502	14	$240	3,316	$3,742	94.9%
Less than 30 days	89	101	3	69	92	170	4.3
30 days	15	17	—	—	15	17	0.4
60 days	6	9	—	—	6	9	0.2
90+ days	6	6	—	—	6	6	0.2
	3,418	$3,635	17	$309	3,435	$3,944	100.0%
a.As further described in Note 2, Sunlight places loans delinquent greater than 90 days on nonaccrual status. Such loans had carrying values of $0.0 million and $0.0 million at June 30, 2023 and December 31, 2022, respectively. Sunlight does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material.
b.Excludes loans Sunlight wrote-off.

Loan Collateral Concentrations — The following table presents the UPB of Balance Sheet Loans, including Sunlight’s relevant participation percentage of the Indirect Channel Loans underlying the participation interests held by Sunlight, based upon the state in which the borrower lived at the time of loan origination:

	June 30, 2023		December 31, 2022
State	UPB	% of Total	UPB	% of Total
Texas	$654	18.5%	$732	18.6%
California	636	18.0	698	17.7
Florida	295	8.3	371	9.4
New York	246	7.0	269	6.8
New Jersey	235	6.6	256	6.5
Massachusetts	167	4.7	174	4.4
Arizona	164	4.6	178	4.5
Pennsylvania	141	4.0	159	4.0
South Carolina	122	3.4	137	3.5
Missouri	101	2.9	111	2.8
Other(a)	778	22.0	859	21.8
	$3,539	100.0%	$3,944	100.0%
a.Sunlight only participates in residential solar loans originated within the United States, including 31 and 31 states not individually listed in the table above, none of which individually amount to more than 2.7% and 2.6% of the UPB at June 30, 2023 and December 31, 2022, respectively.

Vintage — The following table presents the amortized cost basis by year of origination and credit quality indicators of loans and loan participations held by Sunlight at June 30, 2023:

	Year of Origination
	2023	2022	2021	Prior	Total
FICO
780 and greater	$—	$—	$13	$860	$873
720-779	—	—	3	1,236	1,239
660-719(a)	—	—	6	1,084	1,090
600-659	—	—	—	68	68
Less than 600	—	—	—	—	—
	$—	$—	$22	$3,248	$3,270

Current-period gross write-offs(b)(c):
For the Three Months Ended June 30, 2023	$189	$6,155	$1,421	$65	$7,830
For the Six Months Ended June 30, 2023	189	8,038	1,645	118	9,990
a.This bucket includes all Balance Sheet Loans (originated prior to 2021).
b.Includes gross write-offs of $0.0 million related to Sunlight’s 5.0% participation interest in a pool of residential solar loans and $7.7 million related to Indirect Channel Loans during the three months ended June 30, 2023.
c.Includes gross write-offs of $0.0 million related to Sunlight’s 5.0% participation interest in a pool of residential solar loans and $9.9 million related to Indirect Channel Loans during the six months ended June 30, 2023.

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

Contract Derivative #1 — In January 2019, Sunlight entered into an agreement with its Bank Partner to arrange Indirect Channel Loans for the purchase and installation of home improvements other than residential solar energy systems. The agreement (a) entitles Sunlight to cash flows collected from the portfolio of Indirect Channel Loans held by its Bank Partner in excess of a contractual rate, based upon one-month LIBOR plus a fixed spread, and (b) requires Sunlight to pay its Bank Partner for portfolio cash flows below such contractual rate. This contractual arrangement incorporates interest rate and credit risks related to the risk of default on Indirect Channel Loans held by its Bank Partner that results from a borrower’s inability or unwillingness to make contractually required payments. In December 2022, Sunlight and Bank Partner amended the agreement, which removed the indexed contractual rate and the agreement was no longer considered a derivative under GAAP. In April 2023, Sunlight and Bank Partner amended the agreement again, along with an agreement between Sunlight and its Bank Partner to arrange Indirect Channel Loans for the purchase and installation of residential solar energy systems, which includes an embedded derivative feature representing fees Sunlight pays to its Bank Partner based on a floating index and the Indirect Channel Loans held by Sunlight’s Bank Partner.

Contract Derivative #2 — In February 2021, Sunlight entered into an agreement with an Indirect Channel Loan Purchaser to purchase Indirect Channel Loans for the installation of home improvements other than residential solar energy systems. As part of that agreement, Sunlight is entitled to additional sale proceeds upon the prepayment of certain Indirect Channel Loans sold. This contractual arrangement incorporates prepayment risk related to loan prepayment rates below Sunlight’s expectations.

Contract Derivatives

Sunlight’s contract derivatives are recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	June 30, 2023	December 31, 2022
Contract derivative 1(a)	Affiliate contract derivative, at fair value	$12,902	n.a.
Contract derivative 2	Other assets	164	$449
a.The agreement did not include embedded derivative features under GAAP between December 2022 and April 2023.

The following table summarizes notional amounts related to derivatives:

	June 30, 2023	December 31, 2022
Contract derivative 1(a)	$520,530	n.a.
Contract derivative 2(b)	14,484	$38,805
a.Represents the carrying value of Indirect Channel Loans held by Sunlight’s Bank Partner. The agreement did not include embedded derivative features under GAAP between December 2022 and April 2023.
b.Represents the unpaid principal balance of the Loans at time of sale to the Indirect Channel Loan Purchaser for which Sunlight is entitled to income in the event of prepayment of the Indirect Channel Loans.
The following table summarizes all income (loss) recorded in relation to derivatives:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Change in fair value of contract derivatives, net
Contract derivative 1	$(670)	$214	$(670)	$(207)
Contract derivative 2	(129)	106	(285)	300
	$(799)	$320	$(955)	$93
Realized gains (losses) on contract derivatives, net
Contract derivative 1	$(12,319)	$1,976	$(12,319)	$3,807
Contract derivative 2	76	79	199	157
	$(12,243)	$2,055	$(12,120)	$3,964

Note 5. Debt Obligations

Secured Term Loan

In April 2023, Sunlight entered into the Secured Term Loan that consists of loan commitments for two tranches of loans secured by a first lien perfected security interest in all of Sunlight’s assets: (a) a $38.8 million tranche used to repay all outstanding borrowings under the Revolving Credit Facility with SVB, pay fees and accrued interest due under the Secured Term Loan and other agreements between Sunlight and its Bank Partner, and for general corporate purposes (the “Tranche 1 Loan”) and (b) a $49.8 million tranche used for deferred loan sale proceeds and to pay fees and capitalized interest applicable to the tranche (the “Tranche 2 Loan”). No scheduled principal payments are due until May 2024, after which Sunlight is required to make monthly principal payments until maturity.

SVB Receivership and Revolving Credit Facility

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver of SVB. SVB was Sunlight’s primary bank and the sole lender for Sunlight’s revolving credit facility prior to Sunlight refinancing the facility with its Bank Partner in April 2023. On March 12, 2023, the Department of the Treasury, Board of Governors of the Federal Reserve System and the FDIC issued a joint statement noting that, among other things, the resolution of SVB would fully protect all depositors and that depositors would have full access to all of their money on deposit with SVB on Monday, March 13, 2023. While SVB’s receivership had a short-term impact on Sunlight’s business and its ability to make payments to its installer base, Sunlight resumed payments to installers within a few days.

Debt consists of the following:

	June 30, 2023							December 31, 2022
	Month Issued	Outstanding Face Amount	Carrying Value	Maximum Facility Size	Final Stated Maturity	Weighted Average		Carrying Value(a)
						Funding Cost(a)	Life (Years)
Secured Term Loan(b)(c)	Apr 2023	$76,987	$52,267	$100,000	Oct 2025	18.9%	1.5	n.a.
Revolving credit facility(d)	n.a.	n.a.	n.a.	n.a.	n.a.	n.a.	n.a.	$20,613
a.Excludes unamortized allocated discount and deferred financing costs.
b.Carrying value reflects $24.7 million of unamortized allocated discount and deferred financing costs at June 30, 2023.
c.In April 2023, Sunlight entered into a Loan and Security Agreement with its Bank Partner and repaid the Prior Facility (defined below) in full. Borrowings under the Secured Term Loan, secured by the net assets of Sunlight Financial LLC and guaranteed by SL Financial Holdings Inc., a wholly-owned subsidiary of the Company, bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Sunlight may borrow an aggregate $88.6 million between tranches of the Secured Term Loan and apply facility interests and fees paid-in-kind up to the $100.0 million maximum facility size. The facility includes unused facility costs, and amounts borrowed under this facility are nonrecourse to Sunlight Financial Holdings Inc. Sunlight may prepay the Secured Term Loan without penalty, and is subject to mandatory prepayment under certain conditions including liquidity thresholds, upon a liquidation, winding up, change of control, merger, sale of all or substantially all of the assets of Sunlight, or a transaction that results in the Company becoming privately held.
d.In April 2021, Sunlight entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) (the “Prior Facility”), including a standby letter of credit. Borrowings under the Prior Facility, secured by the net assets of Sunlight Financial LLC, bore interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. The facility includes unused facility costs, and amounts borrowed under this facility were nonrecourse to Sunlight Financial Holdings Inc.

Activities — Activities related to the carrying value of Sunlight’s debt obligations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning Balance	$7,694	$20,613	$20,613	$20,613
Borrowings	76,987	—	76,987	—
Deferred financing cost	(25,588)	—	(25,588)	—
Repayments	(7,694)	—	(20,613)	—
Amortization of deferred financing costs	868	—	868	—
Ending Balance	$52,267	$20,613	$52,267	$20,613

Maturities — At June 30, 2023, all of Sunlight’s debt obligations contractually mature in 2025.

Covenants — Sunlight’s debt obligations are subject to customary loan covenants and event of default provisions, including, among other things, limitations on use of proceeds, dispositions, changes in business, management or business locations, change of control, mergers or acquisitions, indebtedness, liens, restricted payments, dividends or any other payments to equity, investments, transactions with affiliates, and capital expenditures, subject to certain customary baskets and exceptions. The Secured Term Loan also includes a financial covenant requiring minimum liquidity (unrestricted and unencumbered cash and cash equivalents held by Sunlight) in deposit accounts or securities accounts in an amount equal to or greater than $20.0 million, measured as of the end of each calendar month and requires that Sunlight maintain unrestricted cash in an aggregate amount of not less than the greater of (x) $20.0 million and (y) 75% of Sunlight’s cash, in accounts with Sunlight’s Bank Partner or its affiliates.

The Secured Term Loan also contains customary events of default that would permit the lenders to accelerate the loans, including, among other things, the failure to make timely payments when due under the Secured Term Loan or other material indebtedness as described in the Secured Term Loan, the failure to satisfy covenants contained in the Secured Term Loan, specified events of bankruptcy and insolvency, a material event of default under the Amended Loan Program Documents or any other agreement with Sunlight’s Bank Partner.

As of June 30, 2023, Sunlight’s financial covenants and calculated amounts were as follows (in millions):

	June 30, 2023
Covenant	Threshold	Amount
Maximum Indirect Channel Loans held by Bank Partner	$550	$521
Minimum unrestricted cash	20	80
Minimum cash held at Bank Partner(a)	65	28
a.Sunlight’s Bank Partner waived this covenant and other nonfinancial covenants.

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

Class A Common Stock — The Company is authorized to issue 420,000,000 shares of Class A common stock with a par value of $0.0001 per share (“Class A Share”). There were 85,562,304 and 82,307,760 shares of Class A common stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share (“Class B Share” or “Founder Share”). There were no shares of Class B common stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively.

Class C Common Stock — The Company is authorized to issue 65,000,000 shares of Class C common stock with a par value of $0.0001 per share (“Class C Common Stock”). There were 44,973,227 and 47,287,370 shares of Class C Common Stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively. Each Class C share, along with one Class EX Unit, can be exchanged for one Class A Share, subject to certain limitations. Upon exchange, Sunlight redeems and cancels the Class C Common Stock and Sunlight Financial LLC redeems and cancels the Class EX Unit. Class C shares have no dividend or liquidation rights, but do have voting rights on a pari passu basis with the Class A Shares. In October 2022, holders of 308,085 Class EX units of Sunlight Financial LLC exchanged their Class EX units, along with a corresponding number of Class C shares of the Company, for 308,085 Class A shares of the Company at $1.25 per Class A share. In January 2023, holders of 2,314,143 Class EX units of Sunlight Financial LLC exchanged their Class EX units, along with a corresponding number of Class C shares of the Company, for 2,305,426 Class A shares of the Company at $1.29 per Class A share. The Company issued 997,399 Class A shares, net of applicable tax withholding, and delivered 1,308,027 Class A shares held in treasury in connection with this exchange.

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

Warrants — At June 30, 2023, Sunlight has authorized Class A Shares to cover the exercise of the following outstanding warrants on its equity:

Type	Date of Issuance	Exercise Price per Share	Shares
Public Warrants	Nov-20	$11.50	17,250,000
Private Placement Warrants	Nov-20	11.50	9,900,000
Bank Partner Warrants(a)	Apr-23	0.01	25,944,541
Other	Feb-21	7.72	627,780
a.Includes 15,258,098 shares immediately-exercisable and 10,686,443 shares contingently-exercisable at June 30, 2023.

Refer to Notes 2 and 7 regarding the accounting treatment for warrants and the valuation thereof, respectively.

Public Warrants — Public Warrants may only be exercised for a whole number of shares of common stock. No fractional Public Warrants are issued upon separation of the Units and only whole Public Warrants trade. The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire upon the earlier of redemption or five years after the completion of the Business Combination on July 9, 2022. The warrants are exercisable, provided the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Private Placement Warrants — The Private Placement Warrants are not redeemable by the Company, subject to certain limited exceptions, so long as they are held by the Apollo Global Management, Inc. (the “Sponsor”) or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants for cash or on a cashless basis. Except as described in “— Company Redemption of Public Warrants and Private Placement Warrants,” the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability, and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Bank Partner Warrants — In April 2023, Sunlight entered into a warrant purchase agreement (the “Bank Partner Purchase Agreement”) with its Bank Partner, pursuant to which the Company issued to its Bank Partner a stock purchase warrant exercisable for up to 25,944,541 Class A common shares at a per share price of $0.01, subject to certain adjustments and vesting. In connection with the Bank Partner Purchase Agreement, a portion of the warrant immediately vested and became exercisable with respect to 12,907,080 Class A shares. The remaining portion of the warrant with respect to 13,037,461 Class A shares vests daily on a straight-line basis and will become exercisable in April 2024 unless Sunlight repays the Secured Term in full or control of Sunlight changes (as defined in the Secured Term Loan).

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

The “fair market value” of the Class A common stock for the purpose of the redemption terms above is the average reported last sale price of the Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable on a cashless basis in connection with` this redemption feature for more than 0.361 shares of Class A common stock per whole warrant (subject to adjustment). This redemption feature differs from the typical warrant redemption features.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Amount paid	$—	$2,004	$—	$2,004
Common Class A shares repurchased	—	445,232	—	445,232
Price paid per common Class A share	n.a.	$4.50	n.a.	$4.50

Non-Controlling Interests in Consolidated Subsidiaries — These amounts relate to equity interests in Sunlight's consolidated, but not wholly-owned subsidiaries, which are held by the Class EX unitholders.

The Sunlight Financial LLC portion of noncontrolling interests is computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Sunlight Financial LLC net income (loss) before income taxes	$(82,800)	$4,359	$(117,312)	$(20,258)
Sunlight Financial LLC as a percent of total(a)	34.4%	35.2%	34.5%	35.1%
Sunlight Financial LLC net income (loss) attributable to the Class EX unitholders	$(28,487)	$1,543	$(40,349)	$(7,089)
a.Represents the weighted average percentage of total Sunlight shareholders' net income (loss) in Sunlight Financial LLC attributable to the Class EX unitholders.

The following discloses the effects of changes in Sunlight's ownership interest in Sunlight Financial LLC on Sunlight's equity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Transfers (to) from noncontrolling interests:
Increase (Decrease) in Sunlight's shareholders' equity for the delivery of Class EX Units	$1,222	$(1,114)	$(6,266)	$(1,508)
Increase in Sunlight's shareholders' equity for the exchange of Class EX Units for Class A Shares	—	—	6,622	—
Dilution impact of equity transactions	1,222	(1,114)	356	(1,508)
Net income (loss) attributable to Class A shareholders	(54,657)	4,116	(77,604)	(9,858)
Change from transfers (to) from noncontrolling interests and from net income (loss) attributable to Class A shareholders	$(53,435)	$3,002	$(77,248)	$(11,366)

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

Sunlight has granted the following outstanding awards (“Compensation Awards”) to certain employees and members of Sunlight’s Board at June 30, 2023:

	Service (in Years)(b)
Award Class(a)	Minimum	Maximum	Awards(c)
Provisionally-Vested Class A Shares	1.9	3.6	78,188
Employee RSUs	3.0	4.0	4,059,259
			4,137,447
a.All awards subject solely to time-based vesting.
b.At time of grant.
c.Net of fully vested and forfeited awards.

Compensation Unit Activities — Activities related to Sunlight’s equity-based compensation were as follows:

	Provisionally-Vested				RSUs
	Class A Shares		Class EX Units		Directors		Employees(a)
	Per Share	Shares	Per Unit	Units	Per Unit	Units	Per Unit	Units
December 31, 2022	$9.46	145,970	$9.46	189,158	$4.37	171,624	$3.97	5,703,195
Issued	—	—	—	—	—	—	—	—
Vested	9.46	(63,221)	9.46	(189,158)	4.37	(171,624)	1.55	(1,058,653)
Forfeited or Cancelled	9.46	(4,561)	—	—	—	—	3.82	(585,283)
June 30, 2023	9.46	78,188	—	—	—	—	4.38	4,059,259

December 31, 2021	$9.46	337,193	$9.46	974,447	$9.46	75,000	$8.97	2,136,129
Issued	—	—	5.04	70,991	4.37	200,228	4.17	880,410
Vested	9.46	(74,998)	9.46	(345,833)	—	—	—	—
Forfeited or Cancelled	9.46	(30,915)	9.46	(162,929)	—	—	7.54	(420,937)
June 30, 2022	9.46	231,280	9.02	536,676	5.76	275,228	7.56	2,595,602
a.During the six months ended June 30, 2022, Sunlight also granted $11.5 million of RSU awards classified as liabilities, of which $0.6 million was forfeited and $3.7 million was reclassified as equity.

Unrecognized Compensation Expense — At June 30, 2023, Sunlight has not yet recognized compensation expense for the following awards, all of which are subject solely to time-based service vesting conditions:

Type	Weighted Average Recognition Period	Awards	Amount
Provisionally-Vested Class A Shares	0.6 years	78,188	$740
Employee RSUs	1.1 years	4,059,259	9,897
		4,137,447	$10,637

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

The following table summarizes the basic and diluted earnings per share calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss) Per Class A Shareholders, Basic
Net income (loss) available to Class A shareholders	$(54,547)	$4,232	$(77,358)	$(9,483)
Total weighted average shares outstanding	95,751,483	84,635,413	90,367,223	84,717,117
Net Income (Loss) Per Class A Shareholders, Basic	$(0.57)	$0.05	$(0.86)	$(0.11)

Net Income (Loss) Per Class A Shareholders, Diluted
Net income (loss) available to Class A shareholders	$(83,034)	$4,232	$(117,707)	$(14,769)
Total weighted average shares outstanding	140,724,710	84,668,201	135,340,450	131,433,095
Net Income (Loss) Per Class A Shareholders, Diluted	$(0.59)	$0.05	$(0.87)	$(0.11)

Net income (loss) available to Class A shareholders
Net Income (Loss)	$(83,144)	$5,659	$(117,953)	$(16,947)
Noncontrolling interests in (income) loss of consolidated subsidiaries	28,487	(1,543)	40,349	7,089
Other weighting adjustments	110	116	246	375
Net Income (Loss) Attributable to Class A Shareholders	(54,547)	4,232	(77,358)	$(9,483)
Noncontrolling interests in income (loss) of Sunlight Financial LLC, net of assumed corporate income taxes at enacted rates, attributable to Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	(28,487)	—	(40,349)	(5,286)
Net income (loss) available to Class A shareholders, diluted	$(83,034)	$4,232	$(117,707)	$(14,769)

Weighted Average Units Outstanding
Class A shares outstanding	85,437,312	84,635,413	85,210,138	84,717,117
Fully vested affiliate warrants	10,314,171	—	5,157,085	—
Total weighted average shares outstanding, basic	95,751,483	84,635,413	90,367,223	84,717,117
Class EX units exchangeable into Sunlight Financial Holdings Inc. Class A shares(a)	44,973,227	—	44,973,227	46,715,978
Incremental Class A Shares attributable to dilutive effect of warrants(b)	—	—	—	—
Immediately-exercisable Bank Partner warrants(c)	—	—	—	—
Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(d)	—	32,788	—	—
Total weighted average shares outstanding, diluted	140,724,710	84,668,201	135,340,450	131,433,095
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
b.Sunlight uses the treasury stock method to determine the dilutive effect, if any, of warrants exercisable in Sunlight’s Class A Shares. Except for the Bank Partner Warrants, such warrants were out-of-the-money during the three and six months ended June 30, 2023 and 2022, respectively. Sunlight excluded 139,811 and 47,504 treasury shares from the Bank Partner Warrants as they are anti-dilutive to Sunlight’s basic EPS.
c.Immediately-exercisable Bank Partner warrants are eligible to receive dividends when dividends are declared and paid on Sunlight Class A shares and represent a participating security of Sunlight. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.
d.Restricted Class A share units granted to directors and employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Sunlight’s Class A Shares and therefore participate fully in the results of Sunlight’s operations from the date they are granted.

The Class C shares have no net income (loss) per share as they do not participate in Sunlight’s earnings (losses) or distributions.

The following table summarizes the weighted-average potential common shares excluded from diluted income (loss) per common share as their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Common Shares From	2023	2022	2023	2022
Class EX Units	—	46,802,203	—	—
Warrants(a)	27,150,000	27,150,000	27,150,000	27,150,000
Other warrants	627,780	627,780	627,780	627,780
Unvested Bank Partner Warrants	8,711,826	—	4,355,913	—
Unvested Class EX Units	181,397	793,252	248,170	879,477
RSUs(b)	4,257,275	1,812,969	4,730,096	2,001,987
ESPP(c)	—	24,908	—	29,027
	40,928,278	77,211,112	37,111,959	30,688,271
a.Includes Public Warrants and Private Placement Warrants.
b.Includes RSUs awards to directors and employees.
c.Class A Shares deliverable to employees in satisfaction of subscriptions under Sunlight’s ESPP.

There were no dividends declared for Sunlight’s Class A common stock during the six months ended June 30, 2023 and 2022, respectively.

Note 7. Fair Value Measurement

The carrying values and fair values of Sunlight’s assets or liabilities recorded at fair value on a recurring or non-recurring basis, as well as other financial instruments for which fair value is disclosed, at June 30, 2023 and December 31, 2022 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
June 30, 2023
Assets:
Financing Receivables:
Loan participations, held-for-investment	$3,271	$2,931	$—	$—	$2,850	$2,850
Loans, held-for-investment	268	232	—	—	220	220
Cash and cash equivalents	80,147	80,147	80,147	—	—	80,147
Restricted cash	6,227	6,227	6,227	—	—	6,227
Contract derivatives	14,484	164	—	—	164	164

Liabilities:
Debt	76,987	52,267	—	—	68,063	68,063
Warrants	312,225	458	—	—	458	458
Affiliate warrants	107	3,033	—	—	3,033	3,033
Affiliate contract derivatives	520,530	12,902	—	—	12,902	12,902
Guarantee obligation	n.a.	2,365	—	—	2,365	2,365
Guarantee obligation, affiliate	n.a.	15,772	—	—	15,772	15,772
Servicing liability	n.a.	309	—	309	—	309

December 31, 2022
Assets:
Financing Receivables:
Loan participations, held-for-investment	3,635	3,254	—	—	3,110	3,110
Loans, held-for-investment	309	278	—	—	260	260
Cash and cash equivalents	47,515	47,515	47,515	—	—	47,515
Restricted cash	4,272	4,272	4,272	—	—	4,272
Contract derivatives	38,805	449	—	—	449	449

Liabilities:
Debt	20,613	20,613	—	—	20,613	20,613
Warrants	312,225	4,297	—	—	4,297	4,297
Guarantee obligation	n.a.	8,024	—	—	8,024	8,024
Servicing liability	n.a.	512	—	512	—	512

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value
.

Sunlight’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Assets		Liabilities
	Contract Derivative	Affiliate Contract Derivative	Affiliate Contract Derivative	Warrants	Affiliate Warrants
December 31, 2022	$449	n.a.	$—	$4,297	n.a.
Transfers(a)
Transfers to Level 3	—	n.a.	—	—	$—
Transfers from Level 3	—	n.a.	—	—	(682)
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	n.a.		(3,839)	(1,669)
Included in change in fair value of contract derivatives, net	(285)	n.a.	670	—	—
Included in realized gains on contract derivatives, net	199	n.a.	(12,319)	—	—
Payments, net	(199)	n.a.	12,319	—	—
Secured Term Loan proceed allocation(c)	—	n.a.	12,232	—	5,384
June 30, 2023	$164	n.a.	$12,902	$458	$3,033

December 31, 2021	$335	$1,076	n.a.	$19,007	n.a.
Transfers(a)
Transfers to Level 3	—	—	n.a.	—	n.a.
Transfers from Level 3	—	—	n.a.	—	n.a.
Gains (losses) included in net income(b)
Included in change in fair value of warrant liabilities	—	—	n.a.	(8,726)	n.a.
Included in change in fair value of contract derivatives, net	300	(207)	n.a.	—	n.a.
Included in realized gains on contract derivatives, net	157	3,807	n.a.	—	n.a.
Payments, net	(157)	(3,807)	n.a.	—	n.a.
June 30, 2022	$635	$869	n.a.	$10,281	n.a.
a.Transfers are assumed to occur at the beginning of the respective period.
b.Increases in the fair value of liabilities represent losses included in net income.
c.Represents the fair value of financial liabilities contemporaneously incurred in connection with the closing of the Secured Term Loan between Sunlight and its Bank Partner.

Contract Derivative Valuation — Fair value estimates of Sunlight's contract derivatives are based on an internal pricing model that uses a discounted cash flow valuation technique, incorporates significant unobservable inputs, and includes assumptions that are inherently subjective and imprecise. Significant inputs used in the valuation of Sunlight’s contract derivatives include:

Contract Derivative	Significant Inputs
1	Inputs include expected Bank Partner fee cash flows generated from Indirect Channel Loans on Bank Partner’s balance sheet, including timing of projected loan sales and applicable Secured Overnight Financing Rate (“SOFR”). Significant increases (decreases) in SOFR and the carrying value of Indirect Channel Loans on Bank Partner’s balance sheet in isolation would result in a significantly higher (lower) fair value measurement.
2	Inputs include expected prepayment rate of applicable Indirect Channel Loans sold to the Indirect Channel Loan Purchaser. Significant increases (decreases) in the expected prepayment rate in isolation would result in a significantly higher (lower) fair value measurement.

The following significant assumptions were used to value Sunlight’s contract derivative:

	June 30, 2023	December 31, 2022
Contract Derivative 1
SOFR	4.6%	n.a.
Weighted average life (in years)	0.4 years	n.a.
Contract Derivative 2
Expected prepayment rate	75.0%	75.0%

Compensation Unit and Warrant Valuation — Sunlight uses the observed market price of its publicly-traded Class A Shares and the warrants thereon to measure the value of RSU awards on the grant date and the value of Public Warrants, respectively. For Private Placement Warrants and unvested warrants contingently issuable to Sunlight’s Bank Partner, Sunlight uses an independent third-party valuation firm to value those warrants using a Monte Carlo option pricing model, which includes the following estimates of underlying asset value, volatility, dividend rates, expiration dates, and risk-free rates:

	June 30, 2023
Assumption	Private Placement Warrants	Affiliate Warrants
Class A common share value per share(a)	$0.29	$0.29
Implied volatility(a)	104.8%	104.8%
Dividend yield(b)	—%	—%
Time to expiry (in years)(a)	3.0	9.8
Risk free rate(a)	4.5%	4.5%
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

Note 8. Taxes

Sunlight calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The income tax benefit was $0.0 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively. Sunlight’s effective tax rate was 0.0% and 19.3% for the six months ended June 30, 2023 and 2022, respectively. The difference between Sunlight’s statutory and effective tax rate is primarily due to the permanent adjustments for noncontrolling interest in subsidiaries of $14.3 million and changes in valuation allowance of $21.3 million.

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

As of June 30, 2023 and December 31, 2022, Sunlight had net deferred tax liabilities of $0.8 million and $0.7 million, comprised of $35.2 million and $14.0 million gross deferred tax assets, less valuation allowances of $31.7 million and $10.4 million, and $4.3 million and $4.3 million of gross deferred tax liability, respectively.

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

Bank Partner Transactions — On April 2, 2023, Sunlight and its Bank Partner entered the Commitment & Transaction Support Agreement pursuant to which the parties agreed to amend the Bank Partner Agreements, enter into the Secured Term Loan (Note 5), and issue equity warrants to Bank Partner (Note 6). Effective April 25, 2023, Sunlight and its Bank Partner closed the aforementioned transactions contemplated by the Commitment & Transaction Support Agreement. At that time, Sunlight's Bank Partner became a related party of Sunlight.

Amended Bank Partner Agreements

As amended, the Bank Partner Agreements provide, among other things:
•    a requirement that the Company establish a pricing and capital markets committee responsible for setting dealer discounts, interest rates, capital markets activity, policies relating to hedging, and other terms related to the Company’s loan products and executing any sales of loans held by CRB pursuant to the Bank Partner Agreements, and to provide the Bank Partner with observer rights and a right to attend all meetings held by the committee, subject to exclusions where CRB is the loan purchaser.
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
•    waiver by CRB of any defaults known by CRB to be existing under the Bank Partner Agreements.

Loan Participations

In January 2017, Sunlight, its Bank Partner, and an Indirect Channel Loan Purchaser entered into a series of agreements whereby Sunlight’s Bank Partner originated certain residential solar loans designated by Sunlight and sold a participation representing a 95.0% ownership of such residential solar loans to the Indirect Channel Loan Purchaser and sell a participation representing the remaining 5.0% ownership to Sunlight. In April 2021, the Indirect Channel Loan Purchaser notified Sunlight that it had exceeded its internal asset concentration levels for residential solar loans and, accordingly, terminated their program agreement with Sunlight. Sunlight continues to retain its 5.0% ownership in the loan pool held by Sunlight’s Bank Partner (Note 3). During the three and six months ended June 30, 2023 and 2022, Sunlight received $0.2 million, $0.3 million, $0.4 million, and $0.6 million of principal and interest payments in connection with these loan participations, respectively.

Loan Servicing

Sunlight is responsible for all servicing costs in connection with Indirect Channel Loans held by Sunlight's Bank Partner and receives reimbursement of certain servicing costs associated with Direct Channel Loans held by Sunlight's Bank Partner for its own account. During the three and six months ended June 30, 2023 and 2022, Sunlight paid $0.9 million, $0.9 million, $2.5 million, and $2.3 million of servicing costs in connection with Indirect Channel Loans held by Sunlight's Bank Partner, respectively.

Contract Derivative

As more fully described in Note 4, Sunlight recognizes derivatives embedded within agreements with its Bank Partner to arrange Indirect Channel Loans. During the three and six months ended June 30, 2023 and 2022, Sunlight paid to (received from) its Bank Partner $12.3 million, $(1.9) million, $12.3 million, and $(3.8) million associated with these derivatives, respectively.

Guarantee Obligations

As more fully described in Note 10, Sunlight guarantees certain Indirect Channel Loans held by Sunlight's Bank Partner. During the three and six months ended June 30, 2023 and 2022, Sunlight paid its Bank Partner $5.1 million, $0.6 million, $7.3 million, and $1.1 million associated with these guarantees, respectively.

Other Fees and Costs

Prior to amendment of the Bank Partner Agreements in December 2022, Sunlight incurred certain costs to, and received certain fees and reimbursements from, its Bank Partner. Those amounts included $0.0 million, $0.5 million, $0.0 million, and $1.2 million in origination fees Sunlight paid its Bank Partner during the three and six months ended June 30, 2023 and 2022, respectively. During the three and six months ended June 30, 2023 and 2022, Sunlight received from its Bank Partner $0.0 million, $0.3 million, $0.0 million, and $0.3 million, respectively, associated with other fees and expense reimbursements.

Estimated Tax Distributions — Sunlight Financial LLC distributes cash to its unitholders using allocations of estimated taxable income it expects to generate. As Sunlight revises its estimate of taxable income or loss, the allocation of taxable income to its unitholders may change, resulting in amounts due to, or from, certain unitholders. For the six months ended June 30, 2023, Sunlight Financial LLC did not generate taxable income and expects to use tax distributions already declared to offset future estimated tax liability distributions, if any. At June 30, 2023, Sunlight Financial LLC did not declare tax distributions. Sunlight Financial LLC declared tax distributions of $1.5 million at June 30, 2022, that it had not yet paid, shown as “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Note 10. Commitments and Contingencies

Sunlight was subject to the following commitments and contingencies at June 30, 2023.

Litigation — Sunlight may be involved in various claims and legal actions arising in the ordinary course of business. Sunlight establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

At June 30, 2023, Sunlight was not involved in any material legal proceedings regarding claims or legal actions against Sunlight.

Indemnifications — In the normal course of business, Sunlight enters into contracts that contain a variety of representations and warranties and that provide general indemnifications. Sunlight’s maximum exposure under these arrangements, other than list listed specifically below, is unknown as this would involve future claims that may be made against Sunlight that have not yet occurred. However, based on Sunlight’s experience, Sunlight expects the risk of material loss to be remote for such arrangements.

Advances — Sunlight provides a contractually agreed upon percentage of cash to a contractor related to a Loan that has not yet been funded by either a Direct Channel Partner or its Bank Partner as well as amounts funded to contractors in anticipation of loan funding. At June 30, 2023, Sunlight has committed to advance up to $9.8 million for unfunded, approved loans submitted by eligible contractors and under contingently committed amounts, of which $8.1 million of committed and outstanding advances are included in “Advances” in the accompanying Unaudited Condensed Consolidated Balance Sheets. In the first quarter of 2023, Sunlight suspended the advance program directly to channel partners, except certain advances funded to equipment suppliers, and has since significantly reduced outstanding advances.

Funding Commitments — Pursuant to Sunlight’s contractual arrangements with contractors, Direct Channel Partners, and Bank Partner, the funding source periodically remits to Sunlight the cash related to Loans it has originated. Sunlight has committed to funding such amounts to the relevant contractor when certain milestones have been reached relating to the installation of residential solar system, or other home improvement equipment, underlying the consumer receivable. Any amounts retained by Sunlight in anticipation of an installation milestone being reached are included in “Funding Commitments” in the accompanying Unaudited Condensed Consolidated Balance Sheets, totaling $38.2 million at June 30, 2023.

Loan Guarantees — Sunlight is required to guarantee the performance of certain Indirect Channel Loans, which it is required to repurchase in the event Sunlight is unable to facilitate the sale of such loans, and certain Direct Channel Loans. Upon repurchase, Sunlight may attempt to recover any contractual amounts owed by the borrower or from the contractor (in the event of a contractor’s nonperformance). Sunlight repurchased and wrote off 167 and 247 Indirect Channel Loans, totaling $5.1 million and $7.3 million, for the three and six months ended June 30, 2023, respectively, as well as 24 and 48 Indirect Channel Loans, totaling $0.6 million and $1.1 million, for the three and six months ended June 30, 2022, respectively, associated with these guarantees. At June 30, 2023, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $400.3 million for guarantees to Sunlight’s Bank Partner and $2.2 million for other guarantees, and Sunlight recorded a $6.7 million liability presented within “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets. At June 30, 2023, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s Bank Partner and certain Direct Channel Partners that were delinquent more than 90 days was $3.3 million.

Additionally, Sunlight is required to repurchase a limited amount of nonperforming Indirect Channel Loans sold to third parties. At June 30, 2023, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $0.3 million, and Sunlight recorded a $0.3 million liability presented within “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Finally, Sunlight may be required to repurchase solar loans from Indirect Channel Loan Purchasers, or refund platform fees to Direct Channel Partners, when contractors do not complete solar installations within a certain period of time. Generally, solar contractors are responsible to return loan proceeds they receive for such Loans. At June 30, 2023, the maximum potential amount of undiscounted future payments Sunlight could be required to make under these guarantees totaled $11.1 million, and Sunlight recorded a $8.1 million liability presented within “Other Liabilities” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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

Sunlight Rewards™ Program — Sunlight Rewards™ allows salespeople to earn points for selling Sunlight-facilitated loans. These individuals can gain “status” for their own overall loyalty, track their points, and choose to redeem points for quality awards. If all points earned under the Sunlight Rewards™ Program were redeemed at June 30, 2023, Sunlight would be obligated to pay $2.0 million, and Sunlight recorded a liability of $1.1 million.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
Lease cost
Operating	$536	$1,072
	$536	$1,072

Other information
Operating leases
Operating cash flows	$495	$991

		June 30, 2023
Right-of-use assets obtained in exchange for lease liabilities
Operating leases		6,263
Weighted-average remaining lease term (in years)
Operating leases		5.9
Weighted-average discount rate
Operating leases		7.2%

At June 30, 2023, the approximate aggregate annual minimum future lease payments required on the operating leases are as follows:

July 1, through December 31, 2023	$918
2024	1,553
2025	1,672
2026	1,790
2027	1,839
Thereafter	3,017
Total future minimum lease payments	10,789
Less: imputed interest	(4,655)
Present value of future minimum lease payments	$6,134

During the three and six months ended June 30, 2023, total lease expense was $0.5 million and $1.1 million, respectively, which Sunlight paid in full. During the three and six months ended June 30, 2022 total lease expense was $0.5 million and $1.1 million, respectively, of which Sunlight had not yet paid $0.1 million at June 30, 2022.

Note 11. Subsequent Events

The following events occurred subsequent to June 30, 2023 through the issuance date of these Unaudited Condensed Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

Strategic Alternatives

As previously discussed, at the same time that Sunlight continues to engage in discussions with Sunlight’s Bank Partner, under the supervision and oversight of its Board of Directors, Sunlight (with the assistance of a financial advisory firm) continues to explore all available strategic alternatives and other available options for the Company, and Sunlight’s Board is considering all available options, including selling the Company or a restructuring of the Company through a privately negotiated transaction or a court process.

Indirect Channel Loan Sale

On August 4, 2023, Sunlight arranged for the sale of Indirect Channel Loans totaling $192.3 million, reducing the quantity of Backbook Loans held by Sunlight’s Bank Partner. The sale resulted in negative platform fees of $5.6 million and additional borrowings of $6.6 million under the Secured Term Loan.

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

Our ability to implement our business strategy is subject to numerous risks, as more fully described under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, among others:
•Various factors including negative current market conditions resulting in lower loan volumes, sales of Indirect Channel Loans at losses, Sunlight’s potential inability to sell enough loans under current market conditions to enable Sunlight to comply with the total loan cap under the Bank Partner Agreements and Sunlight’s current expectations regarding the longevity of unfavorable market conditions are impacting our ability to generate cash flow and if not resolved in a timely manner, raise substantial doubt about our ability to continue as a going concern.
•While we have received a waiver from the Bank Partner regarding our compliance with the minimum cash held at Bank Partner covenant and certain nonfinancial covenants under the Secured Term Loan, we must continue to work through the Backbook Loans, rising interest rate environment, and unfavorable market conditions for loan sales to stabilize our business and return to profitability, generate sufficient cash flow to fund our business and achieve compliance with the Bank Partner Agreements and the Secured Term Loan. There is no assurance that the Bank Partner will further amend our agreements with them or provide additional waivers for noncompliance.
•We have incurred a net loss for the year ended December 31, 2022 and the six months ended June 30, 2023 and we expect this to continue throughout 2023 unless market conditions change significantly in the near term.
•Under the supervision and oversight of its Board of Directors, Sunlight (with the assistance of a financial advisory firm) continues to explore all available strategic alternatives and other available options for the Company, and Sunlight’s Board is considering all available options, including selling the Company or a restructuring of the Company through a privately negotiated transaction or a court process. We cannot predict the impact that such strategic alternative might have on Sunlight’s operations or the prices of Sunlight’s securities.
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
•While Sunlight obtained amended terms under the Bank Partner Agreements in April 2023, if Sunlight is unable to facilitate the sale of loans held on its Bank Partner’s balance sheet to comply with the total loan cap and the Bank Partner is unwilling to further expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel Loans.
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

Business Overview

Sunlight is a business-to-business-to-consumer, technology-enabled point-of sale (“POS”) financing platform that provides residential solar and home improvement contractors the ability to offer seamless POS financing to their customers when purchasing residential solar systems or other home improvements. The resulting loans are funded by Sunlight’s capital providers. These loans are facilitated by Sunlight’s proprietary technology platform, Orange® (“Orange®” or the “Platform”), through which Sunlight offers instant credit decisions to homeowners nationwide at the POS on behalf of Sunlight’s various capital providers. Since Sunlight’s founding in 2014 through June 30, 2023, Sunlight has facilitated over $10.1 billion of loans through the Platform in partnership with its contractor relationships.

To date, Sunlight has facilitated loans to more than 238,825 homeowners. As of June 30, 2023, residential solar systems and energy-efficient home improvement products, facilitated through Sunlight financings since May 2016, have prevented the emission of an estimated 40.9 million metric tons of carbon dioxide into the atmosphere. Sunlight was certified as carbon neutral for its fiscal year ending December 31, 2021, and is in the process of performing the required review to obtain certification for its fiscal year 2022.

Sunlight’s core business is facilitating loans made by Sunlight’s capital providers to the consumer customers of residential solar contractors. Sales of Sunlight-facilitated loan products are made by contractors in the context of selling residential solar systems to consumers, allowing homeowners to go solar with no money down. While only approximately 20% of residential solar system sales were financed with solar loans in 2015, an estimated 72% of residential solar loan sales were financed with solar loans in 2023. As of June 30, 2023, the average FICO score of all solar borrowers financed through Sunlight’s Platform is 748.

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

In the indirect channel, Sunlight’s allocation engine directs that certain solar and home improvement loans be funded on the balance sheet of Sunlight’s intermediary bank partner (“Indirect Channel Loans”), CRB, under the terms of loan agreements with the Bank Partner (the “Bank Partner Agreements”). These loans are aggregated, pooled and sold to indirect channel capital providers that cannot, or do not wish to, directly originate solar loans. The indirect channel capital provider relationship allows Sunlight to access a broader range of capital, which may include, among others, credit funds, insurance companies and pension funds. Indirect channel capital providers present a unique opportunity for Sunlight to access high quality and significant sources of funding that are diverse from traditional depository sources. Bank Partner is Sunlight’s only indirect channel provider.

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

Interest Rates

Sunlight’s business is significantly impacted by interest rates and the associated market for the sale of Indirect Channel Loans. Interest rates rose rapidly during 2022, which impacted the pricing in the market for the sale of Indirect Channel Loans causing us to incur significant losses associated with the sale of Indirect Channel Loans because of the interest rate gap between the time the underlying Indirect Channel Loans were processed at a lower rate to a later time when Sunlight was able to monetize the Indirect Channel Loans after the interest rates increased. During the three months ended June 30, 2023, Sunlight recognized $37.3 million in negative platform fees in connection with indirect loan sales. While subject to significant uncertainty, Sunlight may incur negative platform fees of between $45.0 million and $55.0 million in connection with a portfolio of funded but unsold loans the Bank Partner held at June 30, 2023, pursuant to loan agreements with the Bank Partner, a significant portion of which were credit approved prior to certain pricing actions that Sunlight took in the third and fourth quarters (such loans, “Backbook Loans”).

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

Effective April 25, 2023, Sunlight, Sunlight Financial LLC, and other subsidiary entities, as applicable, closed the Transactions contemplated by the Commitment & Transaction Support Agreement and entered into a Secured Term Loan (the “Secured Term Loan”), the amendments to the Bank Partner Agreements, a Warrant Purchase Agreement with the CRB Group, Inc. (the “Purchaser”), an affiliate of the Bank Partner (the “Warrant Purchase Agreement”) and issued the Warrant to the Purchaser.

Recent Developments and Outlook

Impact of Rapid and Significant Increase in Interest Rates and Deterioration of Market for Loan Sales. During 2022, interest rates increased rapidly and significantly. The macro-economic impact of these significant interest rate increases had a material impact on Sunlight’s business, profitability and cash-flow in the near term. First, these rapid interest rate increases resulted in a significant shift in reliance from Sunlight’s Direct Channel to its Indirect Channel, which is less profitable and creates additional exposure to rising rates between the time that the underlying Indirect Channel Loan is processed at a lower interest rate to a later time when Sunlight is able to monetize Indirect Channel Loans after interest rates have increased. As a result, Sunlight incurred losses relating to its current portfolio of Indirect Channel Loans because of this interest rate gap. Losses associated with the sale of these loans are recorded by the Company as negative platform fees. In response to rapidly rising interest rates and increasing yield requirements from our capital providers, Sunlight implemented several increases in dealer fees charged to contractors during the second half of 2022 and the first half of 2023, as well as eliminated certain lower coupon products that are difficult to finance in the current interest rate environment. Sunlight facilitated platform fee loans reflecting the dealer fee increases starting in the fourth quarter of 2022 and continued during 2023. Sunlight expected that these pricing actions would enable Sunlight to sell these Indirect Channel Loans at a profit to provide cash and cash equivalents that would be reasonably sufficient to fund Sunlight’s operating expenses, capital expenditure requirements, and debt service payments through at least twelve months. However, starting in the second quarter of 2023, market conditions relating to the pricing and terms of the sales of Indirect Channel Loans to Indirect Channel Loan Purchasers have unexpectedly deteriorated, and Sunlight has not been able to and does not expect to be able to sell Indirect Channel Loans to Indirect Channel Loan Partners in previously expected volumes, on previously expected terms and conditions or within previously expected timeframes.

Liquidity and Ability to Operate as a Going Concern. Sunlight believes that the aggregate impact of ongoing factors (negative current market conditions resulting in lower loan volumes, sales of Indirect Channel Loans at losses, Sunlight’s potential inability to sell enough loans under current market conditions to enable Sunlight to comply with the total loan cap under the Bank Partner agreements and Sunlight’s current expectations regarding the longevity of unfavorable market conditions) will result in ongoing greater uses of cash, a materially lower cash balance and less available liquidity than previously anticipated and will have a material impact on Sunlight’s liquidity, cash and ability to attract new capital if not resolved in a timely manner and raises substantial doubt about Sunlight’s ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Strategic Alternatives. At the same time that Sunlight continues to engage in discussions with Sunlight’s Bank Partner, under the supervision and oversight of its Board of Directors, Sunlight (with the assistance of a financial advisory firm) continues to explore all available strategic alternatives and other available options for the Company, and Sunlight’s Board is considering all available options, including selling the Company or a restructuring of the Company through a privately negotiated transaction or a court process.

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

Amended Bank Partner Agreements. As amended, the Bank Partner Agreements provide, among other things:

•a requirement that the Company establish a pricing and capital markets committee responsible for setting dealer discounts, interest rates, capital markets activity, policies relating to hedging, and other terms related to the Company’s loan products and executing any sales of loans held by CRB pursuant to the Bank Partner Agreements and to provide CRB with observer rights and a right to attend all meetings held by the committee, subject to exclusions where CRB is the loan purchaser;
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
•effective on the CRB Closing Date and continuing until full repayment to CRB of all outstanding obligations, the Company will provide CRB with a pari passu first lien security interest in all assets of the Company as defined in the Secured Term Loan; and
•waiver by CRB of any defaults known by CRB to be existing under the Bank Partner Agreements.

•Secured Term Loan with CRB. On the CRB Closing Date, Sunlight, as borrower, entered into the Secured Term Loan with CRB, and with SL Financial Holdings Inc., as guarantor. The Secured Term Loan consists of loan commitments for two tranches of loans providing for Tranche 1 Loans and Tranche 2 Loans (each as defined below). The Secured Term Loan, and all other obligations of Sunlight to CRB are secured by a first lien perfected security interest in all Sunlight’s assets. The Secured Term Loan matures on October 25, 2025 (the “Maturity Date”). The Secured Term Loan provides loan commitments under two sub- facilities. The $38.8 million Tranche 1 facility (the “Tranche 1 Loans”) was used to repay all outstanding borrowings under the SVB Facility, pay fees and accrued interest due under the Loan Program Agreements and for general corporate purposes. The $49.8 million Tranche 2 facility (the “Tranche 2 Loans” and, collectively with the “Tranche 1 Loans” the “Facility Loans”) will be used for deferred loan sale proceeds and to pay fees and capitalized interest.

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

An upfront fee equal to $2.7 million, payable upon the CRB Closing Date of the Secured Term Loan was paid in kind and added to the outstanding amount the Facility Loans at closing. An unused fee equal to 14% per annum of the difference between (a) the Maximum Covered Loan Sale Amount (as defined in the Secured Term Loan) minus any commitment reductions with respect to Tranche 2 Term Loans since the CRB Closing Date and (b) the aggregate principal amount of Tranche 2 Term Loans then outstanding will be payable monthly in kind and added to the outstanding amount of Tranche 2 Loans.

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

CRB Warrant. On the CRB Closing Date the Company entered into the Warrant Purchase Agreement with Purchaser, pursuant to which the Company issued to Purchaser the Warrant exercisable for up to 25,944,541 shares (“Warrant Shares”) subject to certain adjustments, of Class A common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at a per share price of $0.01, subject to certain adjustments and vesting as described below. On the CRB Closing Date, a portion of the Warrant vested and became exercisable with respect to 12,907,080 Warrant Shares. The remaining portion of the Warrant with respect to 13,037,461 Warrant Shares, subject to certain adjustments, will vest and become exercisable on April 27, 2024; provided, however, if the payment in full of the Secured Term is paid in full prior to such date or a Change of Control (as defined in the Secured Term Loan) occurs prior to such date, such number of Warrant Shares equal to the product of the following equation shall immediately vest and become exercisable and the remainder of the unvested Warrant Shares shall be forfeited and not be exercisable: (i) (A) the number of days that elapsed between the date hereof and the Acceleration Date (inclusive of the Acceleration Date) divided by (B) 366, multiplied by (ii) 13,037,461.

Revolving Credit Facility with SVB. In connection with the execution of the Secured Term Loan with the Bank Partner, Sunlight repaid $3.6 million outstanding under the Loan and Security Agreement with SVB and terminated the agreement and all agreements related thereto.

Sales of Certain Funded Indirect Channel Loans with Bank Partner. The Bank Partner originates the Indirect Channel Loans on its balance sheet through Sunlight’s proprietary technology platform, Orange®, that the Bank Partner holds on its balance sheet until directed by the Company in the ordinary course of its business to sell them to investors, including credit funds, insurance companies and pension funds. While the Bank Partner is the owner of the loans, Sunlight retains economic exposure to them until they are sold. The Bank Partner currently holds, pursuant to the Bank Partner Agreements, the Backbook Loans. Sunlight start to sell a material portion of the Backbook Loans in December 2022 to comply with the Bank Partner Agreements and other similar agreements with capital providers resulting in negative platform fees of $37.3 million for the three months ended June 30, 2023. As of June 30, 2023, the aggregate principal amount of loans held by the Bank Partner pursuant to the Bank Partner Agreements was $520.5 million. The Company expects to sell substantially all of the remaining Backbook Loans in 2023 that, due to the deterioration of market conditions relating to the pricing and terms of the sales of Indirect Channel Loans, even in light of the April 2023 amendments to the Bank Partner Agreements, could result in additional losses and negative platform fees between $45.0 million and $55.0 million.

Executive Overview

Sunlight’s revenue is primarily attributable to platform fees earned by Sunlight for facilitating the origination of solar and home improvement loans by its capital providers.

The Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

•Sunlight facilitated the origination of $0.5 billion of loans for the three months ended June 30, 2023, representing a decrease of 36.8% from $0.7 billion of loans during the three months ended June 30, 2022.
•Revenue was $(29.6) million for the three months ended June 30, 2023, representing a decrease from $29.6 million for the three months ended June 30, 2022.
•Net income (loss) was $(83.1) million for the three months ended June 30, 2023, compared with $5.7 million for the three months ended June 30, 2022.
•Adjusted Net Income (Loss) was $(68.5) million for the three months ended June 30, 2023, compared with Adjusted Net Income of $2.3 million for the three months ended June 30, 2022.
•Adjusted EBITDA was $(61.2) million for the three months ended June 30, 2023, compared with $6.8 million for the three months ended June 30, 2022.

The Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

•Sunlight facilitated the origination of $1.1 billion of loans for the six months ended June 30, 2023, representing a decrease of 17.5% from $1.3 billion of loans during the six months ended June 30, 2022.
•Revenue was $(9.2) million for the six months ended June 30, 2023, representing a decrease from $57.8 million for the six months ended June 30, 2022.
•Net loss was $118.0 million for the six months ended June 30, 2023, compared with $16.9 million for the six months ended June 30, 2022.
•Adjusted Net Income (Loss) was $(85.6) million for the six months ended June 30, 2023, compared with $7.1 million for the six months ended June 30, 2022.
•Adjusted EBITDA was $(73.5) million for the six months ended June 30, 2023, compared with $14.6 million for the six months ended June 30, 2022.

Adjusted EBITDA

Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable GAAP measure, is included in “—Non-GAAP Financial Measures.” The following charts depict Adjusted EBITDA and other key performance measures for the three and six months ended June 30, 2023 and 2022, respectively (USD in thousands):

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

The following table sets forth key performance measures for the three and six months ended June 30, 2023 and 2022, respectively (USD in thousands, except percentages):

	For the Three Months Ended June 30,		Percentage Change(a)	For the Six Months Ended June 30,		Percentage Change(b)
	2023	2022		2023	2022
Funded Loans(a)	$452,745	$716,351	(36.8)%	$1,080,099	$1,309,183	(17.5)%
Direct Channel Funded Loans	82,035	473,144	(82.7)	321,668	901,349	(64.3)
Indirect Channel Funded Loans	370,710	243,207	52.4	758,431	407,834	86.0
Platform Fee Loans(b)	664,851	631,457	5.3	910,596	1,223,998	(25.6)
Direct Channel Platform Fee Loans	82,035	473,144	(82.7)	321,668	901,349	(64.3)
Indirect Channel Platform Fee Loans	582,816	158,313	268.1	588,928	322,649	82.5
Revenue	(29,627)	29,590	n.m.	(9,162)	57,821	n.m.
Net Income (Loss)	(83,144)	5,659	n.m.	(117,953)	(16,947)	596.0
Adjusted Net Income (Loss)	(68,475)	2,259	n.m.	(85,645)	7,136	n.m.
Adjusted EBITDA	(61,183)	6,786	n.m.	(73,544)	14,595	n.m.
a.Sunlight facilitated home improvement loans of $89.0 million, $112.3 million, $180.6 million and $188.7 million that were funded during the three and six months ended June 30, 2023 and 2022, respectively.
b.Sunlight facilitated home improvement platform fee loans of $84.6 million, $99.3 million, $116.7 million and $186.4 million that were funded during the three and six months ended June 30, 2023 and 2022, respectively.

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

Loan Characteristics

The following table sets forth the average characteristics of loans Sunlight facilitated during the three and six months ended June 30, 2023 and 2022, respectively (USD in thousands, except percentages):

Average Loan Characteristics	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Solar
Loan Term (in months)	259	254	261	249
Customer Interest Rate	4.9%	2.0%	4.0%	2.0%
Customer FICO Score	749	754	749	755
Loan Balance	$45	$45	$46	$44
Solar Maxx®
Loan Term (in months)	270	283	281	284
Customer Interest Rate	6.2%	6.1%	5.7%	6.2%
Customer FICO Score	627	633	633	633
Loan Balance	$40	$40	$39	$40
Home Improvement
Loan Term (in months)	120	114	121	114
Customer Interest Rate	10.6%	11.0%	10.3%	11.0%
Customer FICO Score	755	758	754	758
Loan Balance	$18	$17	$19	$17
Home Improvement Maxx®(a)
Loan Term (in months)	103	106	103	106
Customer Interest Rate	18.0%	18.5%	18.1%	18.6%
Customer FICO Score	631	630	632	628
Loan Balance	$11	$10	$11	$10
a.Home Improvement Maxx® loans represented less than 10.0% of loans facilitated by Sunlight during the three and six months ended June 30, 2023 and 2022, respectively.

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

Sunlight has partnered with capital providers to fund the demand for Sunlight facilitated loans and ensure that it is able to offer an evolving and competitive mix of loan products to meet contractor and consumer demand. As capital providers experience decreased liquidity as a result of rising funding costs, they have and may in the future reduce or pause the loan volume they fund from Sunlight, and with respect to Sunlight’s Indirect Channel, if Sunlight is unable to facilitate the sale of loans held on its Bank Partner’s balance sheet, Sunlight may be required to purchase all or a portion of these loans, sell loans at a price that has resulted and may continue to result in materially negative platform fees that decrease Sunlight’s liquidity, and/or may be unable to fund future Indirect Channel Loans. Starting in July 2022, all but one direct capital provider has paused the loan volume they fund by Sunlight and one direct capital provider cancelled their program agreement.

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

Concentration
Sunlight’s network of residential solar system and other home improvement contractors, supported by a differentiated set of tools and services offered through Orange®, constitutes the distribution channel through which the Sunlight-facilitated loans made available by Sunlight’s capital providers are sold to the consumer customers of such contractors. In the period from June 30, 2021 to June 30, 2022, the top ten contractors in Sunlight’s network were responsible for selling 45.0% of Sunlight’s funded loan volume, and in the period from June 30, 2022 to June 30, 2023 that percentage decreased to 34.4%. In both of these periods, only one contractor sold loans aggregating more than 10% of Sunlight’s revenue. That contractor was responsible for selling more than 14.0% and 10.4% of Sunlight’s funded loan volume in the period from June 30, 2021 to June 30, 2022 and in the period from June 30, 2022 to June 30, 2023, respectively. While the percentage of Sunlight’s funded loan volume sold by any contractor in Sunlight’s network varies from period to period, there is one contractor, ADT Sunpro f/k/a Marc Jones Construction, L.L.C., that sold 16.4% and 7.4% of Sunlight’s funded loan volume during the six months ended June 30, 2022 and 2023, respectively. In September 2022, one of Sunlight’s largest contractors became insolvent, primarily driven by solar installation challenges that led to the contractor’s liquidity issues, and as a result, the Company determined it would be unable to collect all advanced amounts owed and took a non-cash charge of $32.4 million on such advances.

Sunlight currently has one capital provider in its direct funding channel. The rapid interest rate increases that occurred during this year have resulted in limited capacity by direct capital providers and a significant shift in reliance from Sunlight’s Direct Channels to its Indirect Channel, which is less profitable and creates additional risk of rising rates between the time that the underlying Indirect Channel Loan is processed at a lower interest rate to a later time when Sunlight is able to monetize Indirect Channel Loans after interest rates have increased. As a result, Sunlight incurred losses relating to its current portfolio of Indirect Channel Loans. Sunlight's largest direct capital provider during the year ended December 31, 2022 funded 9.9% of Sunlight’s funded loans during that time, but may reduce the volume commitment in whole or in part upon no less than 90 days’ prior written notice and has paused its volume under its commitment during the six months ended June 30, 2023. Consequently, this capital provider did not represent a significant concentration of Sunlight’s volume during that time. Volume flow from this capital provider and others is subject to fluctuating yield requirements that may be impacted by changes in funding costs. Sunlight cannot guarantee that this capital provider, or other capital providers, will continue to fund loans facilitated by Sunlight in the same volume or at all beyond their current contractual commitments.

During the six months ended June 30, 2023, Sunlight facilitated the sale of Indirect Channel Loans to three Indirect Channel Purchasers, two of which purchased 50.2% and 47.3% of Sunlight’s Indirect Channel Platform Fee Loans. While Sunlight’s direct channel capital providers generally commit to fund Direct Channel Loans, subject to cancellation and suspension conditions, Indirect Channel Loan Purchasers of residential solar system Indirect Channel Loans generally purchase Indirect Channel Loans on a pool-by-pool basis at then-prevailing market prices.

As of June 30, 2023, the remaining unpaid principal amount of loans held by Bank Partner is $520.5 million. If Sunlight is unable to facilitate the sale of loans held on such capital provider’s balance sheet, and such capital provider is unwilling to expand its loan capacity, Sunlight may be required to purchase all or a portion of these loans and/or may be unable to fund future Indirect Channel Loans. While the rapid rise in interest rates may impact the Company’s indirect channel margins, Sunlight has enacted significant price increases and eliminated certain products to offset such impacts. Further, Sunlight is in continuous discussions with multiple capital providers on an ongoing basis, although Sunlight cannot guarantee that it would be able to replace a capital provider at all or on equivalent or favorable terms. This, and any reduction in loan volume due to fluctuating yield requirements could negatively impact Sunlight’s funded loan volume and amount of platform fees that Sunlight earns, and therefore could impact revenue.

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

Loan portfolio management, servicing and administration revenue. Sunlight also earns revenue from fees charged by Sunlight for providing loan portfolio management, servicing, and administration services for certain of its capital providers, including Sunlight‘s Bank Partner. These services include the reporting of loan performance information, administration of servicing performed by third parties, and addressing customer concerns or complaints through Sunlight’s call center on behalf of the relevant capital provider.

Affiliate revenue. Sunlight presents direct channel platform fees earned on loans that its Bank Partner originates for the Bank Partner’s own benefit as well as fees earned thereon as affiliate revenue. While Sunlight’s Bank Partner originates all Indirect Channel Loans on its balance sheet, Sunlight does not present such platform fees as affiliate revenue since the prices that determine the platform fees recognized are established with third parties (i.e. contractors and Indirect Loan Purchasers).

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

In April 2023, Sunlight and its intermediary Bank Partner closed the amendments to the Bank Partner Agreements, which includes an embedded derivative feature requiring derivative treatment of certain fees Sunlight owes to its Bank Partner to hold Indirect Channel Loans on the Bank Partner’s balance sheet for GAAP purposes. As a result, Sunlight records such expenses as “realized loss on affiliate contract derivative” in lieu of costs it would generally record as cost of revenues. As such, Sunlight excludes from its cost of revenues any fees associated with the fees Bank Partner charges Sunlight to hold Indirect Channel Loans on its balance sheet after April 2023. Since Sunlight considers Bank Partner an affiliate beginning in April 2023, Sunlight reclassified costs it incurred to Bank Partner before April 2023 to “Affiliate Expenses” for comparability.

Affiliate expenses. Includes amounts Sunlight pays to its Bank Partner to facilitate the sale of Indirect Channel Loans prior to April 2023 and the amounts charged by Sunlight’s Bank Partner not otherwise accounted elsewhere. Such costs primarily consist of origination costs, loan sale fees, and administrative expenses charged prior to the Bank Partner Agreements.

Compensation and benefits. Compensation and benefits expenses represent costs related to our employees, such as salaries, bonuses, benefits, and equity-based compensation expenses. Also included are any recruiting costs incurred by Sunlight in attracting talent and professional and consulting fees related to certain services that Sunlight outsources to third parties.

Selling, general, and administrative. Selling, general, and administrative expenses include legal, audit, and other professional services fees; travel and entertainment expenses; and insurance premiums as incurred. Sunlight recognizes expenses associated with co-marketing agreements when earned by the counterparty.

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

Provision for losses. Provision for losses relate primarily to certain receivables that are held-for-investment by Sunlight that are not performing or Sunlight estimates will not perform based upon historical experience. The term relates to Sunlight’s advances program, its prefunding program, and to certain solar and home improvement loans and loan participations that Sunlight purchased from Sunlight’s capital providers, including its Bank Partner, pursuant to the terms of its contract with those capital providers. Provision for affiliate losses include provisions related to Sunlight’s 5.0% loan participation issued by its Bank Partner.

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

Interest expense. Interest expenses represent interest payable by Sunlight on its borrowings under its Secured Term Loan with its Bank Partner after April 2023 and the revolving credit facility with SVB before April 2023 as well as amortization of deferred financing costs and applicable discounts using the interest method.

Change in fair value of warrant liabilities. The change in fair value of warrant liabilities relates to certain warrants issued by Sunlight to certain third parties and its Bank Partner to purchase Sunlight’s Class A common stock. Such warrants are marked to market periodically and any change in value is reflected in this line item.

Change in fair value of, and realized gains (losses) on, contract derivatives, net. The arrangements (a) with Sunlight’s Bank Partner to originate indirect channel home improvement loans (until December 2022) and fees on Indirect Channel Loans held by Sunlight’s Bank Partner (after April 2023) and (b) with an Indirect Channel Loan Purchaser to purchase such loans are considered derivatives under GAAP. As such, Sunlight’s revenues excluded the platform fees that Sunlight earns from the sale of home improvement loans from the Bank Partner’s balance sheet prior to December 2022 as well as platform fees on the sale of home improvement loans to an Indirect Channel Loan Purchaser. Instead, Sunlight records derivatives that are marked to market on a quarterly basis, with realized gains or losses recognized on the derivatives on the sale of the loan from the Bank Partner to an indirect channel capital provider and accounting for the impact of any changes to the applicable interest rates on the amounts payable to the Bank Partner in connection with any such sale. Similarly, Sunlight’s operating expenses exclude the fees Sunlight pays to its Bank Partner after April 2023 for Indirect Channel Loans held by its Bank Partner.

Other realized losses, net. Other realized losses primarily relate to losses Sunlight incurs in connection with certain Indirect Channel Loans.

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

Results of Operations

This section includes a summary of our results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2023 and 2022, respectively (USD in thousands, except percentages):

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%	2023	2022	$	%
Revenues
Revenues from non-affiliates	$(29,738)	$29,324	$(59,062)	n.m.	$(9,693)	$56,928	$(66,621)	n.m.
Revenues from affiliates	111	266	(155)	(58.3)	531	893	(362)	(40.5)
	(29,627)	29,590	(59,217)	n.m.	(9,162)	57,821	(66,983)	n.m.
Costs and Expenses
Cost of revenues (exclusive of items shown separately below)	4,786	5,077	(291)	(5.7)	8,945	9,809	(864)	(8.8)
Affiliate expenses	—	711	(711)	(100.0)	14,204	1,253	12,951	1,033.6
Compensation and benefits	15,327	14,138	1,189	8.4	29,473	27,263	2,210	8.1
Selling, general, and administrative	9,147	4,531	4,616	101.9	21,585	10,958	10,627	97.0
Property and technology	1,753	1,984	(231)	(11.6)	3,745	3,912	(167)	(4.3)
Depreciation and amortization	8,670	9,694	(1,024)	(10.6)	17,191	32,141	(14,950)	(46.5)
Provision for losses	7,652	3,900	3,752	96.2	9,811	4,638	5,173	111.5
Provision for losses, affiliate	(38)	142	(180)	n.m.	(28)	42	(70)	n.m.
	47,297	40,177	7,120	17.7	104,926	90,016	14,910	16.6
Operating loss	(76,924)	(10,587)	(66,337)	626.6	(114,088)	(32,195)	(81,893)	254.4
Other Income (Expense), Net
Interest income	433	5	428	8,560.0	650	38	612	1,610.5
Interest income, affiliate	9,947	82	9,865	12,030.5	15,702	133	15,569	11,706.0
Interest expense	(24)	(296)	272	(91.9)	(403)	(556)	153	(27.5)
Interest expense, affiliate	(2,540)	—	(2,540)	n.m.	(2,540)	—	(2,540)	n.m.
Change in fair value of warrant liabilities	473	13,610	(13,137)	(96.5)	3,839	8,726	(4,887)	(56.0)
Change in fair value of affiliate warrant liabilities	1,669	—	1,669	n.m.	1,669	—	1,669	n.m.
Change in fair value of contract derivatives, net	(129)	106	(235)	n.m.	(285)	300	(585)	n.m.
Change in fair value of affiliate contract derivatives, net	(670)	214	(884)	n.m.	(670)	(207)	(463)	223.7
Realized gains on contract derivatives, net	76	79	(3)	(3.8)	199	157	42	26.8
Realized gains (losses) on affiliate contract derivatives, net	(12,319)	1,976	(14,295)	n.m.	(12,319)	3,807	(16,126)	n.m.
Other realized losses, net	(139)	(176)	37	(21.0)	(267)	(373)	106	(28.4)
Other income (expense)	554	(783)	1,337	n.m.	82	(617)	699	n.m.
Change in affiliate guarantee obligation	(3,551)	(221)	(3,330)	1,506.8	(9,505)	(211)	(9,294)	4,404.7
	(6,220)	14,596	(20,816)	n.m.	(3,848)	11,197	(15,045)	n.m.
Net Income (Loss) Before Income Taxes	(83,144)	4,009	(87,153)	n.m.	(117,936)	(20,998)	(96,938)	461.7
Income tax benefit (expense)	—	1,650	(1,650)	(100.0)	(17)	4,051	(4,068)	n.m.
Net Income (Loss)	(83,144)	5,659	(88,803)	n.m.	(117,953)	(16,947)	(101,006)	596.0
Noncontrolling interests in (income) loss of consolidated subsidiaries	28,487	(1,543)	30,030	n.m.	40,349	7,089	33,260	469.2
Net Income (Loss) Attributable to Class A Shareholders	$(54,657)	$4,116	$(58,773)	n.m.	$(77,604)	$(9,858)	$(67,746)	687.2

The Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenue

The following table provides the components of Sunlight’s revenue for the three months ended June 30, 2023 and 2022, respectively (USD in thousands, except percentages):

	For the Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Direct Channel Platform Fees, net	$6,364	$25,206	$(18,842)	(74.8)%
Indirect Channel Platform Fees, net	(37,262)	2,667	(39,929)	n.m.
Other revenues	1,271	1,717	(446)	(26.0)
Total	$(29,627)	$29,590	$(59,217)	n.m.

Revenue decreased by $59.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to the rapid interest rate increases that occurred in 2022 and a significant increase in reliance on Sunlight’s Indirect Channel, where loans are subject to additional risk of rising interest rates between the time that underlying Indirect Channel Loans are credit approved and when Sunlight is able to monetize Indirect Channel Loans through third-party loan sales. For the three months ended June 30, 2023, these sales resulted in negative platform fees of $37.3 million compared with platform fees of $2.7 million during the three months ended June 30, 2022 that occurred as interest rates began to rise during 2022. Sunlight’s revenue excludes amounts earned through its facilitation of Indirect Channel home improvement loan originations, which Sunlight presents as realized gains or losses on contract derivatives, until December 2022 when the derivative was terminated.

Funded loans decreased by $263.6 million or 36.8% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, mostly driven by a decline in Direct Channel Funded Loans of 82.7%, partially offset by a 52.4% increase in Indirect Channel Funded Loans. While funded loans decreased, Sunlight continued to experience growth in the residential solar and home improvement market as noted by the increase in the number of contractors in Sunlight’s contractor network. The total number of contractors in Sunlight’s network increased from 1,756 at June 30, 2022 to 2,120 at June 30, 2023. The number of solar contractors in the network increased from 796 at June 30, 2022 to 898 at June 30, 2023, an increase of 12.8%. The number of home improvement contractors in the network increased from 960 at June 30, 2022 to 1,222 at June 30, 2023, an increase of 27.3%.

The average platform fee percentage earned on loans funded by direct channel capital providers or purchased by indirect channel capital providers decreased 9.9% from the three months ended June 30, 2022 to the three months ended June 30, 2023. The platform fee percentage earned by Sunlight is dependent on several factors, including (i) the contractor fees charged by Sunlight to contractors (which is impacted by competitive pressure that varies from period to period, by loan product based on consumer preferences, and by the mix of contractors in a particular period as certain contractors may generally have higher or lower contractor fees than others), (ii) the capital provider discounts charged to Sunlight by Sunlight’s capital providers (which fluctuate based on, among other things, market conditions impacting cost of capital, opportunities in other asset classes, and the mix of capital providers funding or purchasing loans in a particular period as certain capital providers may generally have higher or lower capital provider discounts than others), (iii) the mix of Sunlight loan products funded in a particular period (as certain products in that period, for reasons relating to competitive pressure for certain loan products or otherwise, may generally carry a higher or lower capital provider discount or contractor fee, than others) and (iv) other factors. Sunlight earns revenues from platform fees, which are determined by the margin between capital provider discounts charged to Sunlight and contractor fees charged by Sunlight to the contractors that sell the Sunlight facilitated loan products. Both components in the calculation of platform fees are influenced by a variety of factors, including but not limited to those described above. For example, capital providers wishing to obtain greater volume may reduce capital provider discounts charged across all products to make funding with this capital provider an attractive option to Sunlight. Similarly, competitive pressures or volume discounts negotiated with given contractors may reduce the contractor fees that Sunlight charges to such contractors on certain loan products or across loan products.

Sunlight believes that the difference in average platform fee percentage from June 30, 2022 to June 30, 2023 is primarily attributable to competition in the market with regard to contractor fees, the mix of Sunlight loan products funded in the two periods, Sunlight’s allocation of funded volume to its Bank Partner and Indirect Channel Loan Purchasers, and an increase in capital provider discounts charged to Sunlight by capital providers. Sunlight’s indirect channel capital providers are generally more reactive than direct channel capital providers to market uncertainty and interest rate market volatility. Unlike Sunlight’s Direct Channel capital providers, Sunlight’s Indirect Channel capital providers are generally not depository institutions and therefore their own cost of capital is subject to market uncertainty. Consequently, the capital provider discounts charged to Sunlight by such Indirect Channel capital providers are also likely to be more reactive.

Deposits, which are generally used by Sunlight’s Direct Channel capital providers to fund loans, are generally more stable, less reactive to market variance and the least expensive cost of capital. The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees, and platform fees.

	For the Three Months Ended June 30,		Change in Average
	2023	2022
Solar Total - Capital Provider Discount	23.8%	16.5%	7.3%
Solar Total - Contractor Fee	18.9	21.5	(2.6)
Solar Total - Platform Fee	(4.9)	5.0	(9.9)

Solar Direct Channel - Capital Provider Discount	6.3	15.2	(8.9)
Solar Direct Channel - Contractor Fee	14.1	20.6	(6.5)
Solar Direct Channel - Platform Fee	7.8	5.4	2.4

Solar Indirect Channel - Capital Provider Discount	26.4	23.4	3.0
Solar Indirect Channel - Contractor Fee	19.6	26.7	(7.1)
Solar Indirect Channel - Platform Fee	(6.8)	3.3	(10.1)

Costs and Expenses

Cost of revenues decreased by $0.3 million, or 5.7% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The $0.3 million decrease in cost of revenues primarily consists of a decrease of $0.6 million costs incurred in connection with funded loan volume, $0.7 million increase in broker fees paid to financial institutions for arranging certain loan origination or purchase arrangements with capital providers and $1.0 million decrease in rewards earned by salespeople under the Sunlight Rewards™ program, offset by increase of $0.6 million of costs incurred in consumer credit underwriting costs.

Affiliate expenses mainly consisted of origination fees Sunlight incurred from its Bank Partner under the applicable loan sale and loan program agreements. The December 2022 amendments to these agreements provided for a revised tiered fee structure. In April 2023, Sunlight and Bank Partner amended the agreement again, along with an agreement between Sunlight and its Bank Partner to arrange Indirect Channel Loans for the purchase and installation of residential solar energy systems, which includes an embedded derivative feature representing fees Sunlight pays to its Bank Partner based on a floating index and the Indirect Channel Loans held by Sunlight’s Bank Partner.

Compensation and benefits expense increased by $1.2 million, or 8.4%, for the three months ended June 30, 2023 as compared with the three months ended June 30, 2022. The $1.2 million increase primarily consists of $2.8 million related to retention bonuses, partially offset by $0.7 million decrease in compensation cost due to workforce reduction, $0.8 million decline in stock-based compensation expense and $0.1 million decrease in miscellaneous full-time employee expenses. Full-time employees declined from 210 at June 30, 2022 to 190 at June 30, 2023 driven by a reduction in workforce action announced at the end of the first quarter of 2023.

Selling, general, and administrative expense increased by $4.6 million, or 101.9%, for the three months ended June 30, 2023 as compared with the three months ended June 30, 2022. Excluding expenses directly related to the Strategic Alternative initiatives of $3.4 million, the increase of $1.2 million is comprised of legal expenses of $1.1 million, an increase in audit and accounting fees of $0.3 million and tax and compliance fees of $0.3 million, partially offset by decreases in advertising of $0.2 million and investor relations of $0.2 million.

Property and technology expense is primarily comprised of rent and additional licensing fees charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange® which supports the growth in Sunlight’s network of contractors. This expense category decreased by $0.2 million, or 11.6%, for the three months ended June 30, 2023 as compared with the three months ended June 30, 2022, primarily resulting from lower maintenance expenses related to Sunlight’s Orange® platform.

Depreciation and amortization expense decreased by $1.0 million, or 10.6%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to the full amortization of capital provider relationships acquired in the Business Combination during the second quarter of 2022.

Provision for loss expense increased by $3.8 million for the three months ended June 30, 2023 when compared with the three months ended June 30, 2022 primarily due to impairment charges arising from Indirect Channel Loans guaranteed and acquired by Sunlight.

Operating margin significantly decreased for the three months ended June 30, 2023 compared with the three months ended June 30, 2022, primarily related to reduced platform fee revenues, transaction-related costs associated with the Strategic Alternative initiatives, and provisions for losses, partially offset by the derivative accounting treatment of monthly Bank Partner fees starting in the second quarter of 2023. Generally, operating margin benefits when a material level of Sunlight’s expenses are fixed in nature and when revenue is generally growing materially faster than operating expenses, excluding equity-based compensation expense, provision for losses, the amortization effects of identified intangible assets and goodwill impairment.

Other Income (Expense), Net

Total other income decreased by $20.8 million for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022, primarily resulting from the $12.3 million in bank fees paid to Bank Partner reported as realized losses on affiliate contract derivatives, a $13.1 million decrease in change in fair value of warrant liabilities, a $2.3 million increase in interest expense and a $3.3 million increase in Sunlight’s estimate of guarantee costs to its Bank Partner offset by a $9.9 million increase in interest income retained from loans held by Sunlight’s Bank Partner.

Income Tax Benefit

During the three months ended June 30, 2022, the $1.7 million income tax benefit reflected an effective tax rate of 19.3%. During the three months ended June 30, 2023, the $0.0 million income tax benefit reflects an effective tax rate of 0.0%, primarily driven by the generation of net operating losses in the second half of 2022 against which we applied a full valuation allowance.

Noncontrolling Interests in Consolidated Subsidiaries

During the three months ended June 30, 2023 and 2022, loss of consolidated subsidiaries allocated to noncontrolling interests represents $82.8 million and $4.4 million of Sunlight Financial LLC’s consolidated net loss and weighted-average noncontrolling interests of 34.4% and 35.2%, respectively. The weighted-average ownership of the noncontrolling interests changes as a result of vested Class EX units as well as the exchange of Class EX units of Sunlight Financial LLC, along with a corresponding number of Class C shares of the Company, for a corresponding number of Class A shares of the Company.

The Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenue

The following table provides the components of Sunlight’s revenue for the six months ended June 30, 2023 and 2022, respectively (USD in thousands, except percentages):

	For the Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Direct Channel Platform Fees, net	$23,370	$47,904	$(24,534)	(51.2)%
Indirect Channel Platform Fees, net	(36,359)	6,123	(42,482)	n.m.
Other revenues	3,827	3,794	33	0.9
Total	$(9,162)	$57,821	$(66,983)	n.m.

Revenue decreased by $67.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the rapid interest rate increases and a significant increase in reliance on Sunlight’s Indirect Channel, where loans are subject to additional risk of rising interest rates between the time that underlying Indirect Channel Loans are credit approved and when Sunlight is able to monetize Indirect Channel Loans through third party loan sales. For the six months ended June 30, 2023, the impact of losses associated with the sale of these loans resulted in a decline of $42.5 million in Indirect Channel platform fees, combined with a further negative impact from declining Direct Channel platform fees of $24.5 million due to reduced capacity from Direct Channel capital providers.

Funded loans decreased by $229.1 million or 17.5% for the six months ended June 30, 2023, as compared with the six months ended June 30, 2022, mostly driven by a decline in the Direct Channel Funded Loans, partially offset by a increase in Indirect Channel Funded Loans. While funded loans decreased, Sunlight continued to experience growth in the residential solar and home improvement market as noted by the increase in the number of contractors in Sunlight’s contractor network. The total number of contractors in Sunlight’s network increased from 1,756 at June 30, 2022 to 2,120 at June 30, 2023. The number of solar contractors in the network increased from 796 at June 30, 2022 to 898 at June 30, 2023, an increase of 12.8%. The number of home improvement contractors in the network increased from 960 at June 30, 2022 to 1,222 at June 30, 2023, an increase of 27.3%.

The average platform fee percentage earned on loans funded by Direct Channel capital providers or purchased by Indirect Channel capital providers decreased 6.6% from the six months ended June 30, 2022 to the six months ended June 30, 2023. The platform fee percentage earned by Sunlight is dependent on several factors, including (i) the contractor fees charged by Sunlight to contractors (which is impacted by competitive pressure that varies from period to period, by loan product based on consumer and contractor preferences, and by the mix of contractors in a particular period as certain contractors may generally have higher or lower contractor fees than others), (ii) the capital provider discounts charged to Sunlight by Sunlight’s capital providers (which may fluctuate based on, among other things, market conditions impacting cost of capital, opportunities in other asset classes, and the mix of capital providers funding or purchasing loans in a particular period as certain capital providers may generally have higher or lower capital provider discounts than others), (iii) the mix of Sunlight loan products funded in a particular period (as certain products in that period, for reasons relating to competitive pressure for certain loan products or otherwise, may generally carry a higher or lower capital provider discount or contractor fee than others) and (iv) other factors. Sunlight earns revenues from platform fees, which are determined by the margin between capital provider discounts charged to Sunlight and contractor fees charged by Sunlight to the contractors that sell the Sunlight facilitated loan products. Both components in the calculation of platform fees are influenced by a variety of factors, including but not limited to those described above. For example, capital providers wishing to obtain greater volume may reduce capital provider discounts charged across all products to make funding with this capital provider an attractive option to Sunlight. As well, competitive pressures or volume discounts negotiated with certain contractors may reduce the contractor fees that Sunlight charges to such contractors on certain loan products or across loan products.

The macro-economic impact of the significant interest rate increases had a material impact on Sunlight’s business, profitability and cash-flow in the near term. These rapid interest rate increases have resulted in a significant shift in reliance from Sunlight’s Direct Channels to its Indirect Channel, which is less profitable and creates additional risk of changing rates between the time that the underlying Indirect Channel Loan is processed at a lower interest rate to a later time when Sunlight is able to monetize Indirect Channel Loans after interest rates have increased. As a result, total platform fees decreased as a result of an increase in total average capital provider discount of 4.6%, reduced capacity from Direct Channel capital providers drove lower platform fee margins, and the 2.0% decrease in total average dealer fees charged to contractors, which reflects the elimination of certain products that are difficult to finance in the current interest rate environment as well as capital provider discount increases in the Indirect Channel.

The following table presents averages weighted by original loan balance of capital provider discounts, contractor fees and platform fees.

	For the Six Months Ended June 30,		Change in Average(a)
	2023	2022
Solar Total - Capital Provider Discount	21.0%	16.4%	4.6%
Solar Total - Contractor Fee	19.4	21.4	(2.0)
Solar Total - Platform Fee	(1.6)	5.0	(6.6)

Solar Direct Channel - Capital Provider Discount	11.4	15.2	(3.8)
Solar Direct Channel - Contractor Fee	18.8	20.5	(1.7)
Solar Direct Channel - Platform Fee	7.4	5.3	2.1

Solar Indirect Channel - Capital Provider Discount	26.4	22.9	3.5
Solar Indirect Channel - Contractor Fee	19.6	26.5	(6.9)
Solar Indirect Channel - Platform Fee	(6.8)	3.6	(10.4)

Costs and Expenses

Cost of revenues decreased by $0.9 million or 8.8%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The $0.9 million decrease in cost of revenues primarily resulted from $0.7 million decrease in costs incurred in connection with funded loan volume and $1.5 million decrease in rewards earned by salespeople under the Sunlight Rewards™ program, partially offset by $1.2 million in increased consumer credit underwriting costs. The broker fees are calculated as a percentage of the funded loan volume originating from an applicable loan origination or purchase arrangement with a capital provider. Sunlight’s obligation to pay these broker fees generally terminates between three and five years after the date that the initial loan is originated or purchased pursuant to an arrangement facilitated by the broker.

Affiliate expenses increased by $13.0 million, representing a change in the fee structure for the Indirect Channel. Prior to the CRB Bank Partner Agreements amendment effective December 1, 2022, these fees represented origination fees for loans held on Bank Partner’s balance sheet. The amendments effective December 1, 2022 as well as the amendments effective April 25, 2023, provided a revised tiered fee structure where the Bank Partner is entitled to the Bank Fee due and payable by Sunlight for each day on which such loan remains on Bank Partner’s balance sheet. This change, combined with the increased volume of the Indirect Channel loans held on Bank Partner’s balance sheet, resulted in an increase in affiliate expenses.

Compensation and benefits expense increased by $2.2 million, or 8.1%, for the six months ended June 30, 2023 as compared with the six months ended June 30, 2022. The $2.2 million increase primarily consists of $3.8 million related to retention bonuses, partially offset by $0.8 million decline in stock-based compensation expense and $0.8 million decline in compensation cost associated with the decrease in full-time employees from 210 at June 30, 2022 to 190 at June 30, 2023.

Selling, general, and administrative expense increased by $10.6 million, or 97.0%, for the six months ended June 30, 2023 compared with the six months ended June 30, 2022. During the first half of 2023, as compared with the first half of 2022, Sunlight incurred an additional $10.0 million in transaction and due diligence related costs, $2.1 million in legal fees, and $0.4 million increase in other miscellaneous expenses, partially offset by $0.5 million decrease in audit fees.

Property and technology expense decreased by $0.2 million, or 4.3%, for the six months ended June 30, 2023 compared with the six months ended June 30, 2022, primarily comprised of an increase rent and additional licensing fees associated with the growth in Sunlight’s network of contractors, as charged by certain of Sunlight’s third-party service providers that support the infrastructure and operation of Orange®.

Depreciation and amortization expense decreased by $15.0 million, or 46.5%, for the six months ended June 30, 2023 when compared with the six months ended June 30, 2022, primarily driven by a $15.4 million decrease in amortization of intangible assets acquired in the Business Combination, partially offset by an increase of $0.4 million in developed technology.

Provision for losses increased by $5.1 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022, primarily due to impairment charges arising from Indirect Channel Loans guaranteed and acquired by Sunlight.

Operating margin decreased significantly for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily related to reduced platform fee revenues, costs associated with the Strategic Alternative initiatives and provisions for losses, partially offset by the derivative accounting treatment of monthly Bank Partner fees starting in the second quarter of 2023. Generally, operating margin benefits when a material level of Sunlight’s expenses are fixed in nature and when revenue is generally growing materially faster than operating expenses, excluding equity-based compensation expense, provision for losses, the amortization effects of identified intangible assets and goodwill impairment.

Other Income (Expense), Net

Total other income (expense) decreased by $15.0 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022, primarily resulting from a $16.1 million decrease in Realized gains (losses) on affiliate contract derivatives, net, of which $12.3 million related to bank fees paid to Bank Partner. Additionally, Sunlight’s estimate of guarantee costs to its Bank Partner decreased by $9.3 million, offset by a $15.6 million increase in interest income as a result of the Indirect Channel Loan Program Agreement Amendments effective December 2022.

Income Tax Benefit

During the six months ended June 30, 2022, the $4.1 million income tax benefit reflects an effective tax rate of 19.3%. During the six months ended June 30, 2023, the $0.0 million income tax benefit reflected an effective tax rate of 0.0%, primarily driven by the generation of net operating losses in the second half of 2022 against which we applied a full valuation allowance.

Noncontrolling Interests in Consolidated Subsidiaries

During the six months ended June 30, 2022, income (loss) of consolidated subsidiaries allocated to noncontrolling interests represents $20.3 million of Sunlight Financial LLC’s consolidated net loss and weighted-average noncontrolling interests of 35.1%. During the six months ended June 30, 2023, loss of consolidated subsidiaries allocated to noncontrolling interests represents $117.3 million of Sunlight Financial LLC’s consolidated net loss allocated to such noncontrolling interests at a weighted-average ownership of 34.5%. The weighted-average ownership of the noncontrolling interests decreased as a result of exchanges of Class EX units of Sunlight Financial LLC along with Class C shares of the Company, for 2,305,426 Class A shares of the Company.

Liquidity and Capital Resources

See “Recent Developments and Outlook” at the beginning of this Item.

As of June 30, 2023, Sunlight held $80.1 million of unrestricted cash on hand, which includes $38.2 million of funding commitments and $15.3 million of other cash held for the benefit of third parties, leaving $26.6 million remaining to Sunlight, and had drawn $77.0 million available to it under its $100.0 million Secured Term Facility, of which $10.3 million of remaining capacity was reserved for interest and facility fees paid-in-kind, leaving $11.6 million available for Sunlight to borrow. The Secured Term Facility matures in October 2025. As further described below, Sunlight may not have sufficient cash over the next twelve months if pricing for Backbook Loans does not materially improve, if it is unable to obtain a waiver or favorably amend agreements with its Bank Partner, and/ or consummate a strategic alternative transaction.

Going Concern

As of June 30, 2023 and through the date these consolidated financial statements are issued, Sunlight continues to evaluate whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within twelve months after the date that the consolidated financial statements are issued. Since the second half of 2022, most of Sunlight’s Funded Loans have been Indirect Channel Loans held by the Bank Partner on its balance sheet until directed by Sunlight to sell these Loans to Indirect Channel Loan Purchasers. This has significantly increased Sunlight’s economic exposure and impacted Sunlight’s ability to generate cash when it is not able to sell these Loans (a) at or above previously forecasted pricing, (b) at or above Sunlight’s cost basis in these Loans, or (c) within previously forecasted timeframes.

The Bank Partner Agreements (Note 9) capped the total amount of Indirect Channel Loans held by the Bank Partner at $550.0 million as of June 30, 2023. In addition, the secured term loan (“Secured Term Loan”) described in Note 5 also requires Sunlight to comply with additional covenants including holding a minimum balance of $20.0 million of unrestricted cash in accounts with its Bank Partner. The Indirect Channel Loans held by the Bank Partner during the first half of 2023 included a significant amount of funded but unsold loans which were credit approved prior to certain pricing actions that Sunlight took in the third and fourth quarters of 2022 (the “Backbook Loans”).

In the first half of 2023, Sunlight sold most of the Backbook Loans at a loss. In an effort to address rapidly rising interest rates and other market conditions that negatively impacted Sunlight’s ability to sell Indirect Channel Loans at a profit, Sunlight took pricing actions in the third and fourth quarters of 2022 and also in the first half of 2023 with the expectation that it would be able to sell these Indirect Channel Loans to Indirect Channel Loan Purchasers at a profit to provide cash and cash equivalents that would be reasonably sufficient to fund Sunlight’s operating expenses, capital expenditure requirements, and debt service payments through at least twelve months. However, starting in the second quarter of 2023, market conditions relating to the pricing and terms of the sales of Indirect Channel Loans to Indirect Channel Loan Purchasers have unexpectedly deteriorated, and Sunlight has not been able to and does not expect to be able to sell Indirect Channel Loans to Indirect Channel Loan Purchasers in previously expected volumes, on previously expected terms and conditions, or within previously expected timeframes.

Sunlight believes that the aggregate impact of these ongoing factors (negative current market conditions resulting in lower loan volumes, sales of Indirect Channel Loans at losses, Sunlight’s potential inability to sell enough loans under current market conditions to enable Sunlight to comply with the total loan cap under the Bank Partner Agreements, and Sunlight’s current expectations regarding the longevity of unfavorable market conditions) will result in greater uses of cash, a materially lower cash balance, and less available liquidity than previously anticipated and will have a material impact on Sunlight’s liquidity, cash, and ability to attract new capital if not resolved in a timely manner, which raises substantial doubt about Sunlight’s ability to continue as a going concern.

While Sunlight has received a waiver from the Bank Partner regarding its non-compliance with the minimum cash held at Bank Partner covenant and certain nonfinancial covenants under the Secured Term Loan, there is no assurance that Sunlight’s Bank Partner will further amend the Secured Term Loan or Bank Partner Agreements to increase borrowings available to Sunlight to accommodate the decline in platform fees or to address Sunlight’s inability to sell loans in the current market environment, and there is no assurance that Sunlight’s Bank Partner will provide future waivers. At the same time that Sunlight continues to engage in discussions with Sunlight’s Bank Partner, under the supervision and oversight of Sunlight’s Board of Directors, Sunlight (with the assistance of a financial advisory firm) continues to explore all available strategic alternatives and other available options for Sunlight, and Sunlight’s Board is considering all available options, including selling the Company or a restructuring of the Company through a privately negotiated transaction or a court process.

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

Amended Bank Partner Agreements

On the CRB Closing Date, Sunlight, Sunlight Financial LLC, and other subsidiary entities, as applicable, closed the Transactions contemplated by the Commitment & Transaction Support Agreement and entered into the Secured Term Loan with the Bank Partner, amendments to the Bank Partner Agreements, a Warrant Purchase Agreement with Purchaser and issued the associated Warrant to the Purchaser.

As amended, the Amended CRB Agreements provide, among other things:
•    a requirement that the Company establish a pricing and capital markets committee responsible for setting dealer discounts, interest rates, capital markets activity, policies relating to hedging, and other terms related to the Company’s loan products and executing any sales of loans held by CRB pursuant to the Bank Partner Agreements, and to provide the Bank Partner with observer rights and a right to attend all meetings held by the committee, subject to exclusions where CRB is the loan purchaser.
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
•    waiver by CRB of any defaults known by CRB to be existing under the Bank Partner Agreements.

Secured Term Loan

On the CRB Closing Date, Sunlight Financial LLC, as borrower, entered into a Loan and Security Agreement with CRB, and with SL Financial Holdings Inc. as guarantor (the “Secured Term Loan”). The Secured Term Loan consists of loan commitments for two tranches of loans providing for Tranche 1 Loans and Tranche 2 Loans (each as defined below). The Secured Term Loan, and all other obligations of Sunlight Financial LLC to CRB are secured by a first lien perfected security interest in all Sunlight Financial LLC’s and Company assets. The Secured Term Loan matures on October 25, 2025 (the “Maturity Date”). The Secured Term Loan provides loan commitments under two sub-facilities. The $38.8 million Tranche 1 facility (the “Tranche 1 Loans”) was used to repay all outstanding borrowings under the SVB Facility, pay fees and accrued interest due under the Loan Program Agreements and for general corporate purposes. The $49.8 million Tranche 2 facility (the “Tranche 2 Loans” and, collectively with the “Tranche 1 Loans” the “Facility Loans”) will be used for deferred loan sale proceeds and to pay fees and capitalized interest.

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

An upfront fee equal to $2.7 million, was payable upon the closing date of the Secured Term Loan and paid in kind and added to the outstanding amount of the Facility Loans. An unused fee equal to 14% per annum of the difference between (a) the Maximum Covered Loan Sale Amount (as defined in the Secured Term Loan) minus any commitment reductions with respect to Tranche 2 Term Loans since the CRB Closing Date and (b) the aggregate principal amount of Tranche 2 Term Loans then outstanding is payable monthly in kind and added to the outstanding amount of Tranche 2 Loans.

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

The unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 have reduced Sunlight’s Direct Channel capital provider capacity, increased reliance on the Indirect Channel and affected Sunlight’s ability to profitably monetize Indirect Channel Loans originated at lower interest rates. As a result, Sunlight has experienced and is expected to continue to experience losses in the near term, which is expected to negatively impact Sunlight’s financial covenant compliance.

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

Prior Debt Facility

On April 26, 2021, Sunlight entered into a Loan and Security Agreement, as amended Loan and Security Agreement with SVB. The Loan and Security Agreement had a borrowing capacity of up to $30.0 million and was scheduled to mature on April 26, 2023. In connection with the execution of the Secured Term Loan with the Bank Partner Sunlight repaid $3.6 million outstanding under the Loan and Security Agreement with SVB and terminated the agreement and all agreements related thereto.

Material Cash Requirements

Sunlight’s cash requirements relate primarily to investing in continued innovations in Orange®, paying Sunlight’s operating expenses, repayment of borrowings (and interest and fees thereon), outstanding commitments and guarantees (including Sunlight’s purchase of loans pursuant to the terms of certain of its capital provider agreements and loan participations), other operating expenses, income taxes, and tax distributions to noncontrolling interests. Sunlight may be required to purchase loans from its Bank Partner after an agreed period of time if Sunlight has not arranged the sale of such loans. To date, Sunlight has not been required to purchase loans from its Bank Partner due to an inability to sell such loans to an indirect channel capital provider. Additionally, Sunlight assumes the risk of compliance errors and the risk of borrower or contractor fraud in the origination of the loans, as well as borrower defaults in certain cases, and as such, Sunlight is obligated to purchase the applicable loan from its Bank Partner and certain Indirect Channel Loan Purchasers should these events occur. Sunlight has also entered into a program agreement with its Bank Partner to fund its home improvement loans that contains similar provisions related to risks accepted by Sunlight.

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

Historically, Sunlight has met its cash requirements from cash flow generated by operations, collection of advances under its contractor advance funding program and in prefunding payments under its prefunding program, and draws on Sunlight’s credit facilities. However, a number of factors, including but not limited to, rapidly rising interest rates, deterioration of market conditions relating to the pricing and terms of the sales of Indirect Channel Loans, and other impacts of the current economic environment, reduced Direct Channel volume capacity, and lower margins due to a greater reliance on the Indirect Channel and the sale of loans originated prior to Sunlight’s recent pricing increases, reduced our cash generated by operations. As of June 30, 2023, we have approximately $77.0 million of consolidated long-term debt maturing in 2025, excluding interest obligations. The carrying value of $52.3 million reflects $24.7 million of unamortized allocated discount and deferred financing costs at June 30, 2023. As further described in “— Going Concern,” Sunlight may not have sufficient cash over the next twelve months if pricing for Backbook Loans does not materially improve, it is unable to obtain a waiver or favorably amend agreements with its Bank Partner, and/ or consummate a strategic alternative transaction.
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

Sunlight started its business in 2014 and developed a key anchor partnership with a large residential solar contractor in 2016. In 2023, as compared with 2022, Sunlight grew its solar contractor base by more than 12.8%. However, dependence on any one contractor or small group of contractors creates concentration risk, particularly in the event that any such contractor elects to terminate its relationship with Sunlight or experiences business disruption or a business failure or bankruptcy.

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

The Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following provides a summary of cash flow data for the six months ended June 30, 2023 and 2022, respectively (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$56,151	$(18,000)
Net cash used in investing activities	(11,198)	(2,117)
Net cash used in financing activities	(10,366)	(3,289)

Cash Flow from Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities was $56.2 million. Cash flow from operating activities benefited from a $39.7 million decrease in advances and a $65.4 million increase in due to affiliates during the six months ended June 30, 2023. Operating cash inflows for the six months ended June 30, 2023 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital provider to purchase, without duplication, loans of $0.9 billion, of which Sunlight paid $0.8 billion to contractors; repayment of advances and prefunds of $0.4 billion (conversely, Sunlight advanced or prefunded $0.4 billion). Operating cash outflows primarily consisted of compensation and benefits of $19.0 million; rebate, referral, and rewards paid of $2.6 million; and $0.4 million of net interest on borrowings.

For the six months ended June 30, 2022, net cash used in operating activities was $18.0 million. Operating cash inflows for the six months ended June 30, 2022 primarily consisted of proceeds from Sunlight’s direct channel capital providers to fund, and indirect channel capital provider to purchase, without duplication, loans of $1.1 billion, of which Sunlight paid $1.1 billion to contractors; repayment of advances and prefunds of $1.0 billion (conversely, Sunlight advanced or prefunded $1.1 billion). Operating cash outflows primarily consisted of compensation and benefits of $19.4 million; $3.4 million of income taxes, and $0.7 million of other taxes paid; professional service fees of $6.9 million; rebate, referral, and rewards paid of $3.1 million; and $0.6 million of net interest on borrowings.

Cash Flow from Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $11.2 million, of which $1.6 million was paid to internally develop software and acquire property and equipment and $10.0 million was paid to acquire loans; Sunlight received $0.4 million as return of capital on loans and loan participations. For the six months ended June 30, 2022, net cash used in investing activities was $2.1 million, of which $1.3 million was paid to internally develop software and acquire property and equipment and $1.4 million was paid to acquire loans; Sunlight received $0.6 million as return of capital on loans and loan participations.

Cash Flow from Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $10.4 million, primarily resulting from $17.0 million of cash proceeds received from the Secured Term Loan with Bank Partner, offset by payment of $6.7 million of debt issuance costs and $20.6 million of repayment of the Revolving Credit Facility with SVB, which resulted in full repayment of the facility in the second quarter of 2023 . For the six months ended June 30, 2022, net cash used in financing activities was $3.3 million that represents $2.0 million of share repurchases, distributions of $1.2 million, and $0.1 million of tax payments made on share-based payments in connection with the Business Combination.

Secured Term Loan

On the CRB Closing Date, Sunlight Financial LLC, as borrower, entered into a Loan and Security Agreement with CRB, and with SL Financial Holdings Inc. as guarantor (the “Secured Term Loan”). The Secured Term Loan consists of loan commitments for two tranches of loans providing for Tranche 1 Loans and Tranche 2 Loans (each as defined below). The Secured Term Loan, and all other obligations of Sunlight Financial LLC to CRB are secured by a first lien perfected security interest in all Sunlight Financial LLC’s and Company assets. The Secured Term Loan matures on October 25, 2025 (the “Maturity Date”). The Secured Term Loan provides loan commitments under two sub-facilities. The $38.8 million Tranche 1 facility (the “Tranche 1 Loans”) was used to repay all outstanding borrowings under the SVB Facility, pay fees and accrued interest due under the Loan Program Agreements and for general corporate purposes. The $49.8 million Tranche 2 facility (the “Tranche 2 Loans” and, collectively with the “Tranche 1 Loans” the “Facility Loans”) will be used for deferred loan sale proceeds and to pay fees and capitalized interest.

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

An upfront fee equal to $2.7 million, was payable upon the closing date of the Secured Term Loan was paid in kind and added to the outstanding amount of the Facility Loans. An unused fee equal to 14% per annum of the difference between (a) the Maximum Covered Loan Sale Amount (as defined in the Secured Term Loan) minus any commitment reductions with respect to Tranche 2 Term Loans since the CRB Closing Date and (b) the aggregate principal amount of Tranche 2 Term Loans then outstanding will be payable monthly in kind and added to the outstanding amount of Tranche 2 Loans.

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

The unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 have reduced Sunlight’s Direct Channel capital provider capacity and increased reliance on the Indirect Channel. This has affected Sunlight’s ability to profitably monetize Indirect Channel Loans originated earlier in 2022. As a result, Sunlight has experienced and is expected to continue to experience losses in the near term, which is expected to negatively impact Sunlight’s future financial covenant compliance.

Prior Debt Facility

On April 26, 2021, Sunlight entered into a Loan and Security Agreement with SVB. The Loan and Security Agreement, had a borrowing capacity of up to $30.0 million and was scheduled to mature on April 26, 2023. Borrowings under the Loan and Security Agreement accrued interest at a rate equal to the greater of (a) 5.0% and (b) the prime rate plus 1.75% per annum. The Loan and Security Agreement contained certain financial covenants, including (a) liquidity in an amount equal to or greater than (i) 35% of all outstanding principal amounts of any advances and (ii) $10.0 million; (b) Available Takeout Commitment Amount (as defined therein) in an amount equal to or greater than $200.0 million; and (c) EBITDA (as defined therein) of at least $5.0 million for the six-month period ending on the last day of each quarter. The Loan and Security Agreement contained customary events of default. In connection with the execution of the Secured Term Loan with the Bank Partner Sunlight repaid $3.6 million outstanding under the Loan and Security Agreement with SVB and terminated the agreement and all agreements related thereto.

Other Changes in Financial Position

Six Months Ended June 30, 2023

In addition to the changes in Sunlight’s financial position from December 31, 2022 to June 30, 2023 described in “—Results of Operations” and “—Cash Flow and Liquidity Analysis,” the following activities also occurred:
•Restricted cash. The cash Sunlight holds subject to contractual restrictions increased by $2.0 million resulting from an increase of $1.2 million in cash collateral at Sunlight’s Bank Partner, a $0.2 million in cash temporarily held by Sunlight in connection with Sunlight’s administration of loan participations on behalf of a third party, and $0.5 million of related to various collateral requirements.
•CRB Warrants. Sunlight issued immediately-exercisable and contingently-exercisable warrants to its Bank Partner in connection with the Warrant Purchase Agreement and Secured Term Loan. As a result, Sunlight allocated $3.5 million and $5.4 million of proceeds Sunlight borrowed under the Secured Term Loan and applicable transaction costs to an equity contribution for such immediately-exercisable warrants and a liability for contingently-exercisable warrants.
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

Operating Lease Obligations

Sunlight’s operating lease obligations consist of its lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Sunlight leases office space at two locations: (a) 101 N. Tryon Street, Suite 1000, Charlotte, North Carolina 28246 (the “North Carolina Office Space”) and (b) 234 West 39th Street, 7th Floor, New York, New York 10018 (the “New York Office Space”). The operating lease expense for the North Carolina

Office Space was $0.8 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. The lease for the North Carolina Office Space will expire in June 2029. The operating lease expense for the New York Office Space was $0.2 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. The lease for the New York Office Space is scheduled to expire in October 2023.

Available Liquidity and Capital Resources

As of June 30, 2023, Sunlight’s unrestricted cash and cash equivalents was $80.1 million, which includes $38.2 million of funding commitments and $15.3 million of other cash held for the benefit of third parties, leaving $26.6 million remaining to Sunlight. An additional $6.2 million restricted cash held by Sunlight primarily relates to a cash held by Sunlight on behalf of a third party for whom Sunlight provides loan administration services.

Sunlight’s liquidity and its ability to fund its future capital requirements is dependent on a number of factors described below as well as its future financial performance, which is subject to general economic, financial and other factors that are beyond its control and many of which are described under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and as set forth in our Annual Report on Form 10-K for the fiscal-year ended December 31, 2022. If those factors significantly change or other unexpected factors adversely affect Sunlight, Sunlight’s business may not generate sufficient cash flow from operations or it may not be able to obtain future financings to meet its liquidity needs. In addition, the unprecedented speed and magnitude of interest rate increases since the second quarter of fiscal year 2022 has reduced Sunlight’s Direct Channel capital provider capacity, increased Sunlight’s reliance on the Indirect Channel and affected Sunlight’s ability to profitably monetize Indirect Channel Loans originated at lower interest rates. Furthermore, starting in the second quarter of 2023, market conditions relating to the pricing and terms of the sales of Indirect Channel Loans to Indirect Channel Loan Purchasers have unexpectedly deteriorated, and Sunlight has not been able to and does not expect to be able to sell Indirect Channel Loans to Indirect Channel Loan Partners in previously expected volumes, on previously expected terms and conditions or within previously expected timeframes. As a result, Sunlight has experienced and is expected to continue to experience losses and reduced cash generated from operations in the near term and has ongoing uncertainty regarding its ability to generate sufficient cash and liquidity, which is expected to negatively impact Sunlight’s future financial covenant compliance. As further described in “— Going Concern,” Sunlight may not have sufficient cash over the next twelve months if pricing for Backbook Loans does not materially improve, it is unable to obtain a waiver or favorably amend agreements with its Bank Partner, and/ or consummate a strategic alternative transaction.

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

The following table presents a reconciliation of net income to Adjusted Net Income, Adjusted EBITDA and Free Cash Flow as well as cash from operating activities to Free Cash Flow for the three and six months ended June 30, 2023 and 2022, respectively (USD in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss)	$(83,144)	$5,659	$(117,953)	$(16,947)
Adjustments for adjusted net income (loss)
Amortization of Business Combination intangibles	8,113	9,385	16,136	31,584
Non-cash change in financial instruments	1,669	(12,926)	5,505	(7,991)
Expenses from the Strategic Alternatives Process and Other	4,887	141	10,667	490
Adjusted Net Income (Loss)	(68,475)	2,259	(85,645)	7,136
Adjustments for adjusted EBITDA
Depreciation and amortization	557	309	1,055	557
Interest expense	2,564	296	2,943	556
Income tax expense (benefit)	—	(1,650)	17	(4,051)
Equity-based compensation	2,715	4,792	6,270	8,652
Fees paid to brokers	1,456	780	1,816	1,745
Adjusted EBITDA	(61,183)	6,786	(73,544)	14,595
Adjustments for net cash provided by (used in) operating activities
Interest expense	(2,564)	(296)	(2,943)	(556)
Fees paid to brokers	(1,456)	(780)	(1,816)	(1,745)
Expenses from the Strategic Alternatives Process and Other	(4,887)	(141)	(10,667)	(490)
Provision for losses	7,614	4,042	9,783	4,680
Changes in advances, net of funding commitments	20,597	(5,769)	57,437	(31,388)
Changes in operating capital and other	54,069	(712)	77,901	(3,096)
Net Cash Provided by (Used in) Operating Activities	12,190	3,130	56,151	(18,000)
Adjustments for free cash flow
Capital expenditures	(559)	(820)	(1,584)	(1,665)
Changes in advances, net of funding commitments	(20,597)	5,769	(57,437)	31,388
Changes in restricted cash	1,878	(774)	1,955	(438)
Payments of Strategic Alternatives costs	5,605	—	11,425	—
Other changes in operating working capital	(10,731)	1,609	15,253	4,082
Free Cash Flow	$(12,214)	$8,914	$25,763	$15,367

The following table presents a calculation of Adjusted Net Income (Loss) per diluted Class A Share for the three and six months ended June 30, 2023 and 2022, respectively (USD in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Adjusted Net Income (Loss)	$(68,475)	$2,259	$(85,645)	$7,136

Adjusted Net Income (Loss) per Class A Share, Diluted	$(0.38)	$0.01	$(0.50)	$0.04

Weighted-average Class A Shares
Class A Shares	85,457,858	84,635,413	85,224,598	84,717,117
Class EX Units	44,973,227	46,802,203	44,973,227	46,715,978
Restricted Stock Units	4,257,275	1,887,969	4,730,096	2,001,987
Warrants	27,777,780	27,777,780	27,777,780	27,777,780
Affiliate Warrants	19,025,997	—	9,512,998	—
	181,492,137	161,103,365	172,218,699	161,212,862

Critical Accounting Policies and Estimates

The preparation of Sunlight’s financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates and assumptions about future events that affect the amounts reported in Sunlight’s financial statements and accompanying notes. These estimates significantly impact revenues, determinations of fair value, and the recognition of interest income on financing receivables and loss allowances thereon.

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

Sunlight believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2023; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, including the current economic conditions and increasing interest rates, and on Sunlight’s business, makes any estimates and assumptions as of June 30, 2023 inherently less certain than they would be absent the current and potential impacts from those conditions.

See Note 2 “—Summary of Significant Accounting Policies” in the notes accompanying Sunlight’s financial statements included elsewhere herein for a summary of Sunlight’s significant accounting policies, and discussion of recent accounting pronouncements. Sunlight believes that the following discussion addresses Sunlight’s most critical accounting policies, which are those that are most important to the portrayal of Sunlight’s financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

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

Sunlight is obligated to repurchase non-performing loans originated by its Bank Partner from the date of origination to the date the loans are purchased from Sunlight’s Bank Partner by a Sunlight indirect channel capital provider. Sunlight does not record loans originated by its Bank Partner on its consolidated balance sheets (as Sunlight is not the originator of the loans), but Sunlight does record a liability for the losses Sunlight reasonably expects to incur in connection with Sunlight’s guarantee of its Bank Partner. Sunlight’s measurement of this liability is subject to significant judgement using historical loss experiences to estimate the likelihood that the guaranteed loans will default prior to sale and the severity of the loss Sunlight expects to incur. At June 30, 2023 and December 31, 2022, the unpaid principal balance of loans, net of applicable discounts, for guaranteed loans held by Sunlight’s Bank Partner and delinquent more than 90 days was $3.3 million and $1.3 million, respectively.

Financing Receivables

Sunlight records financing receivables for (a) advances that Sunlight remits to contractors to facilitate the installation of residential solar systems and (b) loans purchased by Sunlight pursuant to the terms of its contracts with its various capital providers and certain five percent (5.0%) loan participations purchased by Sunlight from its Bank Partner. Sunlight uses significant judgement in its recognition of interest income and impairment of financing receivables.

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

Servicing Liabilities

Sunlight has an obligation to service Indirect Channel Loans for the period from origination by Sunlight’s Bank Partner until the Indirect Channel Loans are sold to an institutional investor, financial institution or other funding source. Upon amendments to the agreements between Sunlight and its Bank Partner in December 2022, Sunlight is no longer entitled to reimburse itself for all servicing expense prior to the sale of Indirect Channel Loans. Therefore, management determined that, in accordance with ASC 860, Transfers and Servicing, the compensation Sunlight receives to service these Bank Partner Loans is less than adequate and as a result, as of June 30, 2023 and December 31, 2022, management recognized a servicing liability as part of the other liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Sunlight uses a discounted cash flow model to value its servicing liabilities using various key assumptions, such as estimation of the timing and probability of expected future sales and selection of a discount rate applied to future cash flows using Sunlight’s implied credit risk.

Sunlight Rewards™ Program

The Sunlight Rewards™ Program is a proprietary loyalty program that Sunlight offers to salespeople selling residential solar systems for Sunlight’s network of contractors. Sunlight records a contingent liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450-20, Loss Contingencies using the estimated incremental cost of each point based upon the points earned, the point redemption value, and an estimated probability of point redemption consistent with Sunlight’s historical redemption experience under the program. When a salesperson redeems points from Sunlight’s third-party loyalty program vendor, Sunlight pays the stated redemption value of the points redeemed to the vendor. If all points earned under the Sunlight Rewards™ Program were redeemed at June 30, 2023 and December 31, 2022, Sunlight would pay $2.0 million and $3.1 million, respectively, of which Sunlight recorded liabilities of $1.1 million and $1.8 million.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2023. Based on that evaluation, except for the changes described above, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Company's Form 10-Q for the Quarter Ended March 31, 2023 filed with the SEC on May 15, 2023, on December 16, 2022, Kathie Fung filed a putative securities fraud class action lawsuit in the Southern District of New York (Case No. 1:22-cv-10658) against the Company and certain of our current and former officers and directors. After the complaint was filed, Matthew Millunchick was named as lead plaintiff. The plaintiffs filed an amended complaint on May 22, 2023. The lawsuit alleges that the defendants made materially false and/or misleading statements and failed to disclose material adverse facts about Sunlight’s business, operations, and financial prospects. Specifically, the lawsuit alleges that Sunlight’s positive statements about Sunlight’s business, operations, and financial prospects were materially misleading because Sunlight allegedly lacked effective internal controls and oversight that led to Sunlight taking a non-cash advance receivables impairment charge exceeding $30 million in September 2022. The lawsuit seeks compensatory damages and the recovery of fees, including attorneys’ fees. Sunlight believes the lawsuit and the allegations contained therein are without merit. The Company filed a Motion to Dismiss July 21, 2023. The Plaintiff’s opposition is due on September 19, 2023.

As previously disclosed in the Company's Form 10-Q for the Quarter Ended March 31, 2023 filed with the SEC on May 15, 2023, on March 10, 2023, a group of plaintiffs, including Claude Mumpower, among others, filed a putative class action lawsuit in the United States Bankruptcy Court for the Western District of North Carolina (Adversary Proceeding No. 23-03005) against Power Home Solar LLC, Jayson Waller, Sunlight Financial LLC, Dividend Solar Finance LLC, Goodleap LLC, Solar Mosaic Inc., CRB, Technology Credit Union, Digital Federal Credit Union, Digital Federal Credit Union, Addition Federal Credit Union, SLST Underlying Trust 2020-1, and Does 1-10. The plaintiffs filed an amended complaint on May 3, 2023. The lawsuit alleges that sales representatives of Power Home Solar LLC made materially false and/or misleading statements to consumers about the efficiency, effectiveness, benefits, and costs of the solar panel systems being sold by Power Home Solar LLC, and misled consumers about the availability of federal solar tax incentives. The lawsuit seeks to hold the defendants involved in financing consumers’ purchases of solar panel systems, including but not limited to Sunlight, liable for these alleged misrepresentations. The lawsuit seeks injunctive relief, rescission, compensatory damages, treble damages, statutory damages, punitive damages, and the recovery of attorneys’ fees. Sunlight believes the lawsuit and the allegations contained therein are without merit and plans to vigorously defend against them.

On June 13, 2023, Elizabeth Grimes filed a putative class action lawsuit in the United States Bankruptcy Court for the Western District of North Carolina against Power Home Solar LLC and Sunlight (Adversary Proceeding No. 23-03017). The lawsuit alleges that sales representatives of Power Home Solar LLC made materially false and/or misleading statements to consumers about the efficiency, effectiveness, benefits, and costs of the solar panel systems being sold by Power Home Solar LLC, and seeks to hold Sunlight liable for these alleged misrepresentations. The lawsuit seeks injunctive relief, rescission, compensatory damages, and the recovery of attorneys’ fees. Sunlight believes the lawsuit and the allegations contained therein are without merit and plans to vigorously defend against them.

On July 11, 2023, Timothy McCants, Laurentiu Ovidiu Cernahosci, and Thomas Joseph filed a putative class action in the Court of Chancery of the State of Delaware against Geoffrey Strong, Olivia Wassenaar, Wilson Handler, Christine Hommes, Joseph Romeo, Jan Wilson, John Stice, Brad Bernstein, Matthew Potere, Barry Edinburg, Emil Henry Jr., Spartan Acquisition Sponsor II LLC, Apollo Global Management, Inc., AP Spartan Energy Holdings II, L.P, FTV-Sunlight, Inc., and Tiger-Co-Invest B Sunlight Blocker, LLC. The lawsuit alleges that certain defendants breached their fiduciary duty to shareholders of Spartan Acquisition Sponsor II LLC (the predecessor to Sunlight Financial Holdings Inc.) and were unjustly enriched as a result. Specifically, the lawsuit alleges that Plaintiffs were misled as to the existence of supply chain and labor shortage issues in the solar industry prior to the July 9, 2021 de-SPAC transaction that resulted in Sunlight becoming a public company. Sunlight believes the lawsuit and the allegations contained therein are without merit and intends to vigorously defend against the litigation.

Sunlight is, from time to time, subject to inquiries by government entities and is party to various other legal proceedings arising in the ordinary course of its business, but it is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS

With the exception of the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and Form 10-Q for the quarter ended March 31, 2023. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 4, 2023 and Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023.

Various factors including negative current market conditions resulting in lower loan volumes, sales of Indirect Channel Loans at losses, Sunlight’s potential inability to sell enough loans under current market conditions to enable Sunlight to comply with the total loan cap under the Bank Partner Agreements and Sunlight’s current expectations regarding the longevity of unfavorable market conditions are impacting our ability to generate cash flow and if not resolved in a timely manner raise substantial doubt about our ability to continue as a going concern.

Starting in the second quarter of 2023, market conditions relating to the pricing and terms of the sales of Indirect Channel Loans to Indirect Channel Loan Purchasers have unexpectedly deteriorated, and Sunlight has not been able to and does not expect to be able to sell Indirect Channel Loans to Indirect Channel Loan Partners in previously expected volumes, on previously expected terms and conditions or within previously expected timeframes. Sunlight believes that the aggregate impact of negative current market conditions resulting in lower loan volumes, sales of Indirect Channel Loans at losses, Sunlight’s potential inability to sell enough loans under current market conditions to enable Sunlight to comply with the total loan cap under the Bank Partner Agreements and Sunlight’s current expectations regarding the longevity of unfavorable market conditions will result in ongoing greater uses of cash, a materially lower cash balance and less available liquidity than previously anticipated and will have a material impact on Sunlight’s liquidity, cash and ability to attract new capital if not resolved in a timely manner and raises substantial doubt about Sunlight’s ability to continue as a going concern. There is no assurance that the Bank Partner will further amend the Bank Partner Agreements or the Secured Term Loan to increase borrowings available to Sunlight to accommodate the decline in platform fees or to address our inability to sell loans in the current market environment, and there is no assurance that the Bank Partner will provide future waivers.

We have incurred a net loss from operations for the year ended December 31, 2022 and the six months ended June 30, 2023 and we expect this to continue throughout 2023 unless market conditions change significantly in the near term.

Sunlight incurred a net loss from operations for the year ended December 31, 2022 and the six months ended June 30, 2023. While we consummated the Transactions contemplated by the Commitment & Transaction Support Agreement starting in the second quarter of 2023, market conditions relating to the pricing and terms of the sales of Indirect Channel Loans to Indirect Channel Loan Purchasers have unexpectedly deteriorated. Sunlight expects to continue to experience losses from operation throughout 2023 unless market conditions change significantly in the near term.

While we have received a waiver from the Bank Partner regarding our non-compliance with the minimum cash held at Bank Partner covenant and certain nonfinancial covenants under the Secured Term Loan, we must continue to work through the Backbook Loans, rising interest rate environment, and unfavorable market conditions for loan sales to stabilize our business and return to profitability, generate sufficient cash flow to fund our business and achieve compliance with the Bank Partner Agreements and the Secured Term Loan. There is no assurance that the Bank Partner will further amend our agreements with them or provide additional waivers for noncompliance.

Since the second half of 2022, most of Sunlight’s Funded Loans have been Indirect Channel Loans held by the Bank Partner on its balance sheet until directed by Sunlight to sell these loans to Indirect Channel Loan Purchasers. This has significantly increased Sunlight’s economic exposure and impacted Sunlight’s ability to generate cash when it is not able to sell these Loans (a) at or above its previously forecasted pricing, (b) at or above Sunlight’s cost basis in these Loans or (c) within previously forecasted timeframes. Sunlight’s continued inability to sell loans in the current market environment at attractive prices has, and will continue to, put pressure on our business, liquidity, and cash flow. Sunlight has obtained a waiver from its Bank Partner regarding our non-compliance with the minimum cash held at Bank Partner covenant and certain nonfinancial covenants under the Secured Term Loan. There is no assurance that the Bank Partner will further amend our agreements with them or provide additional waivers for noncompliance. We must continue to work through the Backbook Loans, rising interest rate environment, and unfavorable market conditions for loan sales to stabilize our business, return to profitability, generate sufficient cash flow to fund our business, and achieve compliance with the Bank

Partner Agreements and the Secured Term Loan. If we are not able to successfully do so, Sunlight’s business, financial condition, results of operations and our ability to continue as an ongoing enterprise will be materially impacted.

Under the supervision and oversight of its Board of Directors, Sunlight (with the assistance of a financial advisory firm) continues to explore all available strategic alternatives and other available options for the Company, and Sunlight’s Board is considering all available options, including selling the Company or a restructuring of the Company through a privately negotiated transaction or a court process.

With the assistance of a financial advisory firm, Sunlight is currently seeking strategic alternatives that may be available to Sunlight in order to sustain its business, including but not limited discussions with the Bank Partner and consideration of a possible business combination or sale of the business. Sunlight expects to continue to identify and evaluate potential strategic transactions; however, there can be no assurance that such activities will result in any agreements or transactions that will materialize in order for us to sustain our business. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders or a counterparty’s stockholders, and if Sunlight determines to engage in a strategic alternative, Sunlight cannot predict the impact that such strategic alternative might have on Sunlight’s operations or the prices of Sunlight’s securities. The failure to consummate a suitable strategic alternative will have a material adverse impact on Sunlight’s securities prices, business, financial condition results of operations, and ability to continue as a going concern, which could result in causing us to restructure the Company through a privately negotiated transaction or a court process.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any of our equity securities during the six months ended June 30, 2023 that were not registered under the Securities Act.

Repurchase of Equity Securities

The following table provides information relating to our purchase of shares of our common stock during the quarter ended June 30, 2023:

Periods	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c)Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(1)
April 1 to April 30, 2023(2)	4,074	$0.45	—	$39.6
May 1 to May 31, 2023(2)	3,976	0.39	—	39.6
June 1 to June 30, 2023(2)	2,623	0.29	—	39.6
Total for Quarter Ended June 30, 2023	10,673	0.39	—

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
(2)    We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 4,074 shares, 3,976 shares and 2,623 shares in April 2023, May 2023, and June 2023, respectively, in connection with the surrender of shares to cover taxes on vesting of share-based awards, which are outside of the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Yoder Retention Agreements

On August 4, 2023, the Board approved, subsequent to the recommendation and approval of the Compensation Committee, (i) a Retention Bonus Agreement (the “Retention Bonus Agreement”) and (ii) a Restricted Stock Unit Award (the “RSU Award”), each to be entered into by and between the Company and Rodney Yoder, Chief Financial Officer of the Company.

Pursuant to the Retention Bonus Agreement, Mr. Yoder will receive the cash bonus as described in Section 3(b) of the Employment Agreement between Mr. Yoder, Sunlight Financial LLC and Sunlight Financial Holdings Inc., effective April 1, 2022 (the “Employment Agreement”), in an amount no less than $100,000 (the “Retention Bonus”), provided that Mr. Yoder remains employed by the Company or an affiliate through February 16, 2024 (the “Bonus Trigger Date”). Mr. Yoder will not be eligible for the Retention Bonus if he is terminated for Cause (as defined in the Employment Agreement) before the Bonus Trigger Date. Furthermore, the Retention Bonus will be subject to repayment to the Company, along with any amount Mr. Yoder may have otherwise received pursuant to his annual bonus under Section 3(b) of the Employment Agreement, if Mr. Yoder is terminated for Cause for a period of 36 (thirty-six) months after receipt of the Retention Bonus.

Additionally, pursuant to the RSU Award, Mr. Yoder will receive a total of 490,196 restricted stock units (“RSUs”), with one-third of the RSUs vesting on each of February 18, 2024, February 18, 2025 and February 18, 2026, assuming continuous service with the Company as an employee or a consultant through such vesting dates, provided that vesting will accelerate in the event of termination without Cause or by the recipient for Good Reason within 12 months prior to or 24 months following a Change in Control of the Company (each capitalized term as defined in the Sunlight Financial Holdings Inc. 2021 Equity Incentive Plan). The Board has the discretion to deem 100% of the RSUs vested on or immediately prior to the date of a Change in Control. The RSU Award will be subject to a risk of forfeiture until such time as the RSUs vest in accordance with the vesting schedule, and such awards will be settled following vesting by delivery of the number of shares of Class A common stock of the Company subject to the RSUs that vested and are being settled. Mr. Yoder will be entitled to any dividend equivalents with respect to RSUs to reflect any dividends payable on underlying shares of Class A common stock. The dividend equivalents are subject to the same vesting and forfeiture restrictions as the RSUs to which they are attributable to be paid on the same date that the RSUs to which they are attributable are settled.

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

10.7*†	Retention Bonus Agreement, dated as of August 4, 2023, by and between the Company and Rodney Yoder.
10.8*†	Restricted Stock Unit Award Agreement, dated as of August 4, 2023, by and between the Company and Rodney Yoder, under the Sunlight Financial Holdings Inc. 2021 Equity Incentive Plan.
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
101
The following materials from Sunlight Financial Holdings Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Changes in Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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
August 9, 2023

By:	/s/ Rodney Yoder
Rodney Yoder
Chief Financial Officer
(Principal Financial Officer)
August 9, 2023